Form 10-Q
period 2004-11-30
FCStone Group, Inc.
filed 2005-02-28
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51099

FCStone Group, Inc.

(Exact name of registrant as specified in its charter)

Iowa	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2829 Westown Parkway, Suite 200

West Des Moines, Iowa 50266

(515) 223-3788

(Address of Principal Executive Offices, including zip code; registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no public market for the registrant’s securities. As of February 25, 2005 there were 422 shares of Class A common stock and 5 shares of Class B common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	(Unaudited) November 30, 2004	August 31, 2004
ASSETS
Cash and cash equivalents:
Unrestricted	$12,665	$7,943
Restricted	1,403	1,403
Segregated	31,730	42,786
Commodity accounts receivable:
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	302,159	292,597
Proprietary commodity accounts	19,133	20,879
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	3,384	8,964

Total commodity deposits and accounts receivable	324,676	352,440

Marketable securities, at fair value – customer segregated and other	77,446	57,799
Accounts receivable and advances on grain	112,629	106,867
Notes receivable	8,506	2,079
Inventories – grain and fuel	29,687	12,198
Exchange memberships, at cost	1,155	1,155
Investment in clearing corporation stock, at cost	67	67
Furniture, equipment, and improvements, net	8,375	8,652
Deferred income taxes	2,750	2,710
Investments in affiliates and others	1,704	1,701
Investments in cooperatives	1,475	1,452
Other assets	4,579	4,575

	$618,847	$603,827

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$9,119	$8,022
Commodity and customer regulated accounts payable	389,095	411,660
Trade accounts payable and advances	112,307	68,807
Accrued expenses	14,684	16,196
Notes payable	37,847	41,531
Subordinated debt	3,500	5,750
Patronage refunds payable in cash	1,465	1,869
Obligations under capital leases	4,538	4,675

Total liabilities	572,555	558,510

Minority interest	5,540	5,488

Members’ equity:
Preferred stock, nonvoting; $1,000 par value per share, nondividend-bearing, authorized 50,000 shares:
Series I issued 12,969.58 shares at November 30, 2004; 12,972.35 shares at August 31, 2004.	12,970	12,972
Series II issued 897.61 shares at November 30, 2004 and August 31, 2004	898	898
Common stock:
Class A, voting; $5,000 par value per share, nondividend-bearing, authorized 2,000 shares at November 30, 2004 and August 31, 2004; issued and outstanding 422 shares at November 30, 2004 and August 31, 2004	2,364	2,369
Class B, voting; $100,000 par value, nondividend-bearing, authorized 100 shares at November 30, 2004 and August 31, 2004; issued and outstanding 5 shares at November 30, 2004 and August 31, 2004	500	500
Accumulated other comprehensive loss	(3,039)	(3,039)
Retained earnings	27,059	26,129

Total members’ equity	40,752	39,829

Commitments and contingencies	—	—
	$618,847	$603,827

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three months ended November 30,
	2004	2003
Revenues:
Commissions – commodity futures and options	$13,435	$12,893
Service, consulting and brokerage fees	2,934	2,875
Clearing and transaction fees	4,871	3,579
Interest	1,273	831
Other	496	84
Sales of commodities	422,309	438,201

Total revenues	445,318	458,463

Costs and expenses:
Cost of commodities sold	418,590	434,582
Employee compensation and broker commissions	7,309	6,752
Pit brokerage and clearing fees	7,704	6,083
Introducing broker commissions	3,039	2,290
Employee benefits and payroll taxes	1,669	1,667
Office, equipment and facilities rent and expenses	1,348	1,065
Communications and marketing information	807	782
Interest	630	868
Travel and related	496	423
Depreciation and amortization	228	196
Other operating expenses	1,926	1,187

Total costs and expenses	443,746	455,895

Income before income tax expense and minority interest	1,572	2,568
Minority interest	52	130

Income after minority interest and before income tax expense	1,520	2,438
Income tax expense	590	560

Net income	$$930	$1,878

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended November 30,
	2004	2003
Cash flows from operating activities:
Net income	$930	$1,878
Depreciation and amortization; including amounts in costs of commodities sold	388	208
Minority interest, net of distributions	52	130
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(3,391)	(2,582)
Increase in accounts receivable and advances on grain	(5,762)	(43,479)
Increase in inventory – grain and fuel	(17,489)	(35,501)
Increase in other assets	(69)	(1,284)
Increase in accounts payable	43,500	30,574
(Decrease) increase in accrued expenses	(1,512)	192

Net cash provided by (used in) operating activities	16,647	(49,864)

Cash flows from investing activities
Purchase of furniture, equipment, and improvements	(112)	(183)
Issuance of notes receivable, net	(6,427)	(7,740)

Net cash used in investing activities	(6,539)	(7,923)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	1,097	9,317
(Payments on) proceeds from note payable, net	(3,684)	45,015
Payment for redemption of stock	(8)	—
Payment of prior year patronage	(404)	(433)
Payments under capital lease	(137)	—
Proceeds from subordinated debt	—	5,450
Payments on subordinated debt	(2,250)	—

Net cash (used in) provided by financing activities	(5,386)	59,349

Net increase in cash and cash equivalents – unrestricted	4,722	1,562

Cash and cash equivalents – unrestricted – beginning of period	7,943	5,106

Cash and cash equivalents – unrestricted – end of period	$12,665	$6,668

Supplemental disclosures of cash flow information:
Interest paid	$631	$662
Income taxes paid	—	—

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are carried under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s registration statement on Form S-4 as filed with the Securities and Exchange Commission on August 18, 2004, as amended.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three month period ended November 30, 2004 and 2003 for the defined benefit plans consists of the following components:

	Three months ended November 30,
	2004	2003
	(dollars in thousands)
Service cost	$427,232	$406,032
Interest cost	285,950	247,199
Less expected return on plan assets	243,076	347,750
Net amortization and deferral	109,733	323,397

Net periodic pension expense	$579,839	$628,878

3. SALE OF ACCOUNTS RECEIVABLE

The Company participated in a bank program to provide liquidity through the sale of insured receivables, with limited recourse, which ended February 17, 2005. The Company granted the purchaser a security interest in all of the Company’s rights, title, and interest in receivables sold. Additionally, the Company authorized the purchaser to assign and transfer, and grant participation in, any purchase documents. In the event that any receivable was not paid in full on its stated due date, the Company could file a claim as required under the insurance policies or at its option, repurchase the receivables from the purchaser. The Company accounted for the sale of receivables under these agreements as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Specific invoices to a customer were eligible for this program. Upon sale of the receivable, the Company received, based on the particular agreement, either 95% or 98% of the invoice value, less a discount. The accounts receivable balance was reduced by the value of the amount received. The remainder of the invoice value, approximately $1.0 million at November 30, 2004, remains as an accounts receivable balance reported on the balance sheet. The discount paid was charged to operations as a loss on the sale of the receivable immediately, in the period in which the sale was initiated.

There were no sales of receivables between the Company and the third-party purchaser during the three month period ended November 30, 2004.

Payments of the amounts due from this debtor are partially insured under a credit insurance policy issued by Export Import Bank of the United States (EXIM) that is applicable to United States origin goods. Payments are also partially insured by a commercial credit insurance policy in the maximum amount of $18 million that is applicable to shipments not insured under the EXIM policy. The remaining amount uninsured is the amount in accounts receivable referred to above.

During the three month period ended November 30, 2004, the customer located in Mexico, that was active in this program, failed to make timely payment on a portion of its $24.5 million of receivables. An $8.0 million portion of these receivables was previously sold to a third-party purchaser leaving $16.5 million of receivables with the Company. Management currently believes that this debtor will not pay the remaining receivables when they are due and is uncertain as to whether these receivables will be collectable in the future. The Company has filed claims under the EXIM policy and the commercial credit insurance policy and management expects that $23.5 million will be recovered from these insurers. In communications with the insurers to date, the claims have been recorded and are pending and there has been no indication that the policies would not provide coverage. If the Company recovers such amounts from its credit insurers, total exposure to the Company resulting from this default will be $1.0 million. During the three month period ended November 30, 2004, the Company increased the allowance for doubtful accounts through a $0.7 million charge to bad debt expense. Management believes that the reserve is adequate to cover the total exposure to the Company resulting from this default; based upon information presently available. Until the Company recovers on the claims to its credit insurers, these unpaid balances will utilize a part of our credit capacity under the credit facilities of the grain merchandising segment, and could affect growth in this segment if the Company desires to utilize the full capacity of such facilities. Additionally, failure to recover the insurance claims from our credit insurers would have a material adverse effect on our financial condition.

4. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to cooperative members, which includes Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising, Financial Services and Corporate and Other. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer in the United States and international markets. The Financial Services segment offers financing and facilitation for customers to carry commodities. The Corporate and Other segment includes amounts not specifically identifiable to one of the other segments.

The following table presents the significant items by operating segment for the results of operations for the three month periods ended November 30, 2004 and 2003, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)
November 30, 2004
Total revenues	$22,492	$11,863	$402,851	$8,093	$19	$445,318
Interest revenue	412	720	50	72	19	1,273
Interest expense	16	86	413	75	40	630
Income (loss) before minority interest and income taxes	1,363	856	250	(65)	(832)	1,572
Total assets	173,421	296,064	131,983	11,359	6,020	618,847

November 30, 2003
Total revenues	$32,941	$9,410	$415,624	$488	$—	$458,463
Interest revenue	353	238	—	240	—	831
Interest expense	19	(5)	660	194	—	868
Income (loss) before minority interest and income taxes	2,264	796	432	(87)	(837)	2,568
Total assets	129,933	346,759	184,095	20,820	4,578	686,185

5. CONTINGENCIES

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC, the Company’s grain merchandising subsidiary, of charter party agreements regarding four vessels and seeking to recover damages of $242,655, $311,663, $769,302, and $561,854 respectively. The amount of the July 16, 2004 claim is not yet stated. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which is being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyer.

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000. Liaoyang Edible Oils alleges that these damages arise out of disputes related to the final pricing of the contract. This dispute has been heard on the merits and the company is currently awaiting a decision from the arbitration panel.

Management is currently unable to predict the outcome of these claims and believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commodities risk management and trading company headquartered in West Des Moines, Iowa. Our risk management programs are designed to identify and then limit and control potential factors that could negatively impact the success of a business. Our primary services are to research, recognize and quantify the potential risks involved in our customers’ operations, then plan and execute programs that effectively mitigate those risks by capping operational expenses and maximizing margin opportunities. While our initial business was centered on the risks of grain marketing of domestic elevators, today’s programs are designed to serve a much broader commodity spectrum including grain and livestock, dairy, the entire energy complex, ingredient users, food processors, and other commodity end-users. We utilize all of the tools of the commodities marketplace, including exchange-traded futures and options, cash and physical commodity trades, and over-the-counter derivatives to provide risk management services to our customers for their businesses. We also offer direct execution clearing services to commodities firms, traders, fund operators and others. Our grain merchandising operations facilitate the movement of grain from an originator to fill the demand of an end-user. This approach offers opportunities to add value for our customers by merchandising their inventories as far into the marketing pipeline as possible. We also offer financing and facilitation for customers to carry energy, grain and other commodities through sale/repurchase agreements, transactional commodity finance arrangements and processing and tolling arrangements.

Our revenues are derived from: (1) commissions on futures and option trades, (2) service and consulting fees, (3) brokerage mark-ups on over-the-counter and commodities trades, (4) fees for clearing customers’ direct trades, (5) the sale of grain and fuel, and (6) interest income on margin funds on deposit with the various commodity exchanges. As a service company, our expenses primarily consist of employee compensation, broker commissions and related fringe benefits and payroll taxes. As commission, pit brokerage and clearing fees expense are directly related to revenues, they are for the most part a variable expense, as they are directly related to the number of futures exchange trades. Other significant operating expenses consist of communications, marketing information, travel, office and equipment rent and marketing and promotion.

Recent Developments, Market Trends and Capital

We have realized a significant increase in our “nonmember” business revenues, especially over the last five years. This increase is a result of the company expanding our risk management services into other commodities in addition to our traditional grain marketing base. We expect this trend to continue at an accelerated rate as we offer more risk management programs and services to other industries and companies to help them manage their commodity risks. We have also seen a consolidation in the commodity exchange clearing business, which has allowed us to capture additional customers and business, and we believe this trend will continue.

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of FY 2001 to $325 million at November 30, 2004. As these segments continue to grow, we anticipate needing additional regulatory capital to meet CFTC guidelines. Because of the need for continued growth, in late FY2004 and early FY2005, we set in motion a plan to restructure our business from a cooperative form to a regular business corporation and seek additional capital through the offering of subscription rights (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We have mailed a proxy statement-prospectus to solicit votes on the proposed conversion and will hold a special meeting on March 1, 2005 to seek member approval of the restructuring. If the restructuring is approved, the board of directors also intends to set up an employee stock ownership plan (ESOP) to provide an additional capital infusion to the company. As a result of the restructuring, we expect to raise between $5 million and $10 million in additional equity capital through the member subscription rights exercised and the initial ESOP investment.

Although the expansion of our services to other industries and to foreign markets does require additional personnel and related expenses, it does not generally require any significant capital expenditures. Our primary capital concern is meeting CFTC regulatory requirements from our anticipated increased business. We expect our new business structure to alleviate most of these concerns. In addition, with the ESOP in place, we also expect to raise an additional $1 million annually in equity capital from ESOP common stock purchases. This amount, plus our ability to better control annual dividends based upon net earnings, should provide the company with significant annual capital resources. With the additional $5 million to $10 million in estimated capital noted above and the expected annual capital resources generated through the ESOP and operations, we anticipate meeting our expected growth capital needs for the next several years.

With our new structure in place, we also would have the flexibility to raise capital in a more timely manner through a stock or debt offering to our current stockholders or others approved by our board of directors. Although we have no current plans for such an offering, the availability of such capital raising mechanisms will allow the company to be more flexible and remain competitive in the future.

Results of Operations

Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

Revenues

Revenues totaled $445.3 million for the three month period ended November 30, 2004 compared to $458.5 million for the three month period ended November 30, 2003, a decrease of $13.2 million or 2.9%. This decrease was primarily a result of lower commodities prices and an approximate decrease of 1.5% in grain bushels handled, which together accounted for a revenue decrease of $12.9 million. Fuel sales were down $3.0 million as the company sold 6.2 million fewer gallons than in the prior comparative period. Commissions were up $0.5 million and clearing and transaction fees were up $1.3 million on higher volume in the clearing and execution services segment. Interest income was up $0.4 million due to higher short term interest rates.

Costs and Expenses

Cost of Commodities Sold. Cost of commodities sold totaled $418.6 million for the three month period ended November 30, 2004 compared to $434.6 million for the three month period ended November 30, 2003, a decrease of 16.0 million or 3.7%. This decrease was primarily a result of lower commodities prices and lower grain and fuel volume sold.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $7.3 million for the three month period ended November 30, 2004 compared to $6.8 million for the three month period ended November 30, 2003, an increase of $0.5 million or 7.4%. This increase was primarily a result of increased volume at the company’s clearing and execution services segment.

Pit Brokerage and Clearing Fees. The increases of pit brokerage and clearing fees from $6.1 million for the three month period ended November 30, 2003 to $7.7 million for the three month period ending November 30, 2004 is entirely related to increased commissions and increased clearing and transaction fee revenues.

Introducing Broker Commissions. Introducing Broker (IB) commissions’ expenses are directly related to the commission income generated by the introducing broker customers of the company. Such expenses increased from $2.3 million for the three month period ended November 30, 2003 to $3.0 million for the three month period ended November 30, 2004 due primarily to increased commissions from new IB customers in the commodity and risk management services segment.

Interest. Interest expense decreased to $0.6 million for the three month period ended November 30, 2004 from $0.9 million for the three month period ending November 30, 2003 due to lower commodities prices and grain volume in our grain merchandising segment, which resulted in less borrowing.

Other Operating Expenses. Other operating expenses were $6.5 million for the three month period ended November 30, 2004 compared to $5.3 million for the three month period ended November 30, 2003, an increase of $1.2 million. This increase was primarily a result of an increase in the company’s bad debt reserve of $0.7 million related to certain foreign accounts receivable. Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Income Tax Expense. Our provision for income taxes were comparable for the three month periods ended November 30, 2004 and 2003, despite lower income before income tax expense in the three month period ended November 30, 2004 due to the loss of the historical patronage dividend deduction assuming the consummation of the restructuring as described in the “Recent Developments, Market Trends and Capital” section above. As a result, the effective tax rate has increased from 23.0% in 2003 to 38.8% in 2004.

Operations by Segment

Three months Ended November 30, 2004 Compared to Three months Ended November 30, 2003.

Our reportable operating segments consist of Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising, Financial Services and Corporate and Other. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. These amounts are included in the Corporate and Other segment.

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses amount segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

Commodity and Risk Management Services. Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments. The following table provides operating data for this segment:

	Three Months Ended November 30,
	2004	2003
	(dollars in thousands)
Revenues	$22,492	$32,941
Operating expenses	21,129	30,677

Income before income taxes	$1,363	$2,264

Revenues totaled $22.5 million for the three month period ended November 30, 2004 compared to $32.9 million for the three month period ended November 30, 2003, a decrease of $10.4 million or 32%. This decrease was primarily a result of the company’s much lower fuel sales of approximately $10.8 million as the company is moving more towards brokering fuel rather than acting as a principal. Service, consulting and brokerage fees were up $0.4 million and futures commissions were down $0.3 million.

Operating expenses were lower at $21.1 million for the three month period ended November 30, 2004 compared to $30.7 million for the three month period ended November 30, 2003, a decrease of $9.6 million. The reduced volume of fuel sold caused most of this decrease.

Clearing and Execution Services. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The following table provides operating data for this segment:

	Three Months Ended November 30,
	2004	2003
	(dollars in thousands)
Revenues	$11,863	$9,410
Operating expenses	11,007	8,614

Income before income taxes	$856	$796

Revenues totaled $11.9 million for the three month period ended November 30, 2004 compared to $9.4 million for the three month period ended November 30, 2003, an increase of $2.5 million or 27%. This increase was primarily due to higher commissions of $0.8 million and higher transaction fees of $1.2 million due to volume increases and increased interest income of $0.5 million due to higher short term interest rates and higher margin deposits for this segment.

Operating expenses were higher at $11.0 million for the three month period ended November 30, 2004 compared to $8.6 million for the three month period ended November 30, 2003, an increase of $2.4 million. The increase was primarily a result of volume related additional pit brokerage and clearing fees of $1.6 million, introducing broker commissions of $0.3 million and salaries and wages of $0.2 million.

Grain Merchandising. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas. The following table provides operating data for this segment:

	Three Months Ended November 30,
	2004	2003
	(dollars in thousands)
Sales	$402,851	$415,624
Cost of sales	399,121	412,504

Gross profit	3,730	3,120
Operating expenses	3,480	2,688

	250	432
Minority interest	75	130

Income (loss) before income taxes	$175	$302

Gross profit for the three month period ended November 30, 2004 was $3.7 million compared to $3.1 million for the three month period ended November 30, 2003, an increase of $0.6 million. This increase was due to an approximate 27% increase in margins per bushel, despite the decrease in bushels merchandised from 79.4 million for the three month period ended November 30, 2003 to 78.5 million for the three month period ended November 30, 2004.

Operating expenses were $3.5 million for the three month period ended November 30, 2004 and $2.7 million for the three month period ended November 30, 2003 an increase of $0.8 million. This increase was primarily a result of higher employee compensation due to annual wage increases of $0.1 million and an increase in bad debts of $0.7 million.

Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Financial Services. The Financial Services segment offers financing and facilitation for customers to carry commodities through the use of sale/repurchase agreements whereby we purchase grain evidenced by warehouse receipts subject to a simultaneous agreement to resell such grain to the seller at a later date. Additionally, we offer clients specialized financing through transactional commodity finance arrangements and processing and tolling arrangements. Historically, this segment was primarily entering into sale/repurchase agreements whereby it purchased grain evidenced by warehouse receipts. In late 2004, this segment, through the recently formed subsidiary FCStone Merchant Services, LLC, began engaging in similar transactions in energy, grain and other commodities, as well as transactions where it shares in commodity profits with customers in exchange for financial support. The following table provides operating data for this segment:

	Three Months Ended November 30,
	2004	2003
	(dollars in thousands)
Revenues	$8,093	$488
Operating expenses	8,158	575

	(65)	(87)
Minority interest	23	—

Income (loss) before income taxes	$(42)	$(87)

Revenues totaled $8.1 million for the three month period ended November 30, 2004 compared to $0.5 million for the three month period ended November 30, 2003, an increase of $7.6 million. This increase is primarily the result of $7.8 million of revenue from the additional financing arrangements the company began offering in early FY2005 through FCStone Merchant Services, LLC a recently formed subsidiary initiating transactional commodity financing arrangements in energy, grain and other commodities.

Operating expenses totaled $8.2 million for the three month period ended November 30, 2004 compared to $0.6 million for the three month period ended November 30, 2003, an increase of $7.6 million. This increase is also primarily the result of $7.6 million of expenses from the additional financing arrangements the company began offering in early FY2005 through FCStone Merchant Services, LLC.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the three month period ended November 30, 2004 and 2003. Operating expenses remained comparable at $0.8 million for the three month period ended November 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

The following table presents a summary of unrestricted cash flows for the three months ended November 30, 2004 compared to the three months ended November 30, 2003.

	Three months ended November 30,
	2004	2003
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$16,647	$(49,864)
Investing Activities	(6,539)	(7,923)
Financing Activities	(5,386)	59,349

Net Increase in cash and cash equivalents - unrestricted	$4,722	$1,562

Our principal sources of liquidity are from internally generated funds from operations and from borrowings under various credit facilities. We expect that cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide sufficient funds for operating and recurring cash needs (including working capital, capital expenditures and debt repayments) into the foreseeable future. We have up to $380 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Cash and cash equivalents increased $4.7 million in the first three months of fiscal 2005; they increased $1.6 million in the comparable period of fiscal 2004.

The Company generated cash of $16.6 million from operations for the three months ended November 30, 2004 while we used $49.9 million in operations for the three months ended November 30, 2003, primarily due to changes in the following:

•	Accounts payable increased by $43.5 million during the first three months of fiscal 2005 compared to an increase of $30.6 million in the comparable period of fiscal 2004. The variance is primarily due to the timing of inventory purchases and related freight costs;

•	Accounts receivable and advances on grain increased by $5.8 million during the first three months of fiscal 2005 compared to an increase of $43.5 million in the comparable period of fiscal 2004. The variance is primarily a result of the higher grain prices experienced in the first quarter of fiscal 2004, compared to the grain prices during the first quarter of fiscal 2005. Additionally, sales volume of grain decreased in the first quarter of fiscal 2005 compared to the same quarter of fiscal 2004; and

•	Inventories of grain and fuel increased by $17.5 million during the first three months of fiscal 2005 compared to an increase of $35.5 million in the comparable period of fiscal 2004. The variance is primarily due to the fluctuations in grain bushels held in inventory. During the first quarter of fiscal 2005, grain inventory bushels increased 3.5 million to 6.4 million bushels. During the first quarter of fiscal 2004, grain inventory bushels increased by 5.1 million to 10.5 million bushels. Additionally, higher grain prices in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2005 resulted in a larger increase.

The accounts receivable of our grain merchandising segment include amounts due with respect to shipments to a customer located in Mexico. Payment of the accounts from this debtor are partially insured under a credit insurance policy issued by Export Import Bank of the United States that is applicable to United States origin goods. Payments are also partially insured by a commercial credit insurance policy in the maximum amount of $18 million that is applicable to shipments not insured under the Export Import Bank policy. In fiscal year 2004, FGDI entered into master purchase agreements with CoBank, ACB under which it could sell, and has sold, at a discount insured receivables under the above policies, with limited recourse. CoBank currently holds $8.0 million of the outstanding receivables owed by this customer. These sales of receivables were an attempt to accelerate the receipt of funds, and enable us to utilize the line of credit available to generate additional sales. No sales of receivables occurred in the first quarter of fiscal year 2005. See disclosure under the heading “Off Balance Sheet Financing Activities” below.

During the period ended November 30, 2004, the customer located in Mexico discussed above failed to make timely payment on a portion of the $24.5 million owed to the company and CoBank, $16.5 million of which is owed to the company. Management currently believes that this debtor will not pay the remaining receivables when they are due and is uncertain as to whether these receivables will be collectible. We have filed claims under an Export Import Bank policy and a commercial credit insurance policy, which cover these receivables, and management expects that $23.5 million should be recovered from these insurers. In communications with the insurers to date, there has been no indication that the policies would not provide coverage. If the company recovers such amount from its credit insurers, total exposure to the company resulting from this default will be $1.0 million. During the three month period ended November 30, 2004, we increased the allowance for doubtful accounts through a $0.7 million charge to bad debt expense. Management believes the reserve to be adequate to cover the total exposure to the company resulting from this default. Until we recover these claims from our credit insurers, these unpaid balances will utilize a part of our credit capacity under the credit facilities of the grain merchandising segment, and could affect growth in this segment if the company desires to utilize the full capacity of such facilities. Additionally, failure to recover the insurance claims from our credit insurers would have a material adverse effect on our financial condition.

The company anticipates an infusion of $5 million to $10 million in additional capital as a result of the restructuring, if approved by our members, from the exercise of stock subscription rights and the initial sale of stock to the ESOP. The subscription offering will commence on or about April 15, 2005 and we expect to continue the offering until about June 14, 2005. The timing of the initial ESOP sale has not yet been established. These transactions will provide substantial capital to fund significant growth for the next several years. Such capital will primarily be used to meet expected CFTC regulatory capital guidelines as a result of our increased growth in the Commodity and Risk Management Services and Clearing and Execution Services segments of our business. Such additional capital is also expected to enable us to increase our lines of credit above current levels.

An expansion of the grain facility located in Mobile, Alabama is currently under construction. The expansion is being constructed under a design/build type contract and is financed by an offering of $5.5 million in industrial development revenue bonds. On October 15, 2004, after major construction was complete, but before acceptance of the project, the foundation of one of the four bins subsided during initial bin filling operations, causing significant damage to the affected bin, its foundation and other structures. The company expects to be able to hold its contractors and subcontractors and their insurers responsible for remediation of the damage, but the cost, timing and specifics of such remediation are not yet established or ascertainable and there is no assurance that collection efforts will be wholly successful. We may be forced to initially fund the remediation project to fix the damage to the bin and other affected structures, while we seek to collect the remediation amount from our contractors, subcontractors and their insurers.

Financing Activities. The company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/ Expiration Date	Use	Amount Available	Amount Outstanding at November 30, 2004
Deere Credit, Inc.	March 1, 2005	Margin Calls	$38.8 million	-0-
Deere Credit, Inc.	March 1, 2005	Repurchase Agreements	$46.0 million	$11.7 million
Deere Credit, Inc.	Dec. 1, 2005	Subordinated Debt for Regulatory Capital	$7.0 million	$2.0 million
Deere Credit, Inc.	Oct.1, 2006	General Corporate	$8.2 million	$3.2 million

Total Deere			$100.0 million	$16.9 million

CoBank, ACB	April 1, 2005	Grain Merchandising	$97.5 million	$11.4 million
CoBank, ACB	June 30, 2006	OTC & Fuel Operations	$15.0 million	-0-
CoBank, ACB	May 1, 2005	Repurchase Agreements	$75.0 million	-0-

Total CoBank			$187.5 million	$11.4 million

Harris Bank	March 10, 2005	Margin Calls	$15.0 million	-0-
AFG Trust Finance Limited	May 26, 2005	Grain Merchandising	$15.0 million	$11.5 million
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	$5.5 million	$4.5 million
Sowood Commodity Partners Fund, LP	March 4, 2006	Junior, secured revolving credit facility – Financial Services operations	$30.0 million	-0-
Fortis Capital Corp	Demand	Financial Services operations	$20.0 million	-0-
RZB Finance, LLC	Demand	Financial Services operations	$5.0 million	-0-
Subordinated Debt	Oct. 1, 2004 to June 30, 2005	Regulatory Capital	$1.8 million	$1.5 million

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The company was in compliance with all debt covenants at November 30, 2004 and expects to remain in compliance in the future.

We carry significant open futures positions on behalf of our customers in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. The above lines of credit in place for margin calls are rarely used, but necessary to cover any abnormal commodity market fluctuations and the margins calls they may produce. With the company and customer funds on deposit and the available credit lines noted above, management believes we have adequate capital reserves to meet any foreseeable market fluctuations based upon current commodity market activities.

Our Grain Merchandising segment has a $97.5 million line of credit with CoBank available to finance its operations. The segment can also utilize part of the Deere Credit repurchase agreement line to carry inventories when considered appropriate. As this segment of our business carries significant accounts receivable and inventory, the CoBank line is utilized to a great extent.

Off-balance Sheet Financing Activities

During fiscal year 2004, the company’s grain merchandising subsidiary, FGDI, began participating in a bank program to provide liquidity through the sale of insured receivables of a customer, with limited recourse. FGDI’s business purpose for entering into this program was to accelerate the receipt of funds and enable FGDI to utilize the line of credit available as a result of this program to generate additional sales. There were no aggregate sales of receivables during the fiscal quarter ended November 30, 2004. We believe that this program is not significant with respect to the company’s and FGDI’s liquidity and capital resources so long as FGDI’s borrowings remain below its borrowing limits under its line of credit. We do not anticipate that this program will have a material impact on our future operations as we intend to concentrate more on domestic business that, along with current lower commodity prices, should result in reduced financing requirements for this segment. This program ended February 17, 2005 due to the default of the customer.

The Company grants the purchaser a security interest in all of the Company’s rights, title, and interest in receivables sold. Additionally, the Company has authorized the purchaser to assign and transfer, and grant participation in, any purchase documents. In the event that any receivable is not paid in full on its stated due date, FGDI shall take any and all actions required by the policies, which may lead to the timely filing of a claim as required under the insurance policies, or at its option, repurchase of the receivable from the purchaser. In the event it is necessary to determine whether to file a claim under the insurance policies or repurchase the receivables, FGDI would seek advice from legal counsel in selecting the option that would be most advantageous. FGDI accounts for sales of receivables under these agreements as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Specific invoices to the customer were eligible for this program. Upon sale of the receivable, FGDI was funded, based on the particular agreement, either 95% or 98% of the invoice value, less a discount. The accounts receivable balance was reduced by the value of the amount received. The remainder of the invoice value, approximately $1.0 million at November 30, 2004, remains as an accounts receivable balance reported on the balance sheet. The discount paid was charged to operations as a loss on the sale of receivables immediately, in the period in which the sale is initiated. FGDI was to notify the customer obligated under the receivables of the sale and assignment of such receivables to the purchaser and instruct the customer to make payment directly to the purchaser.

Payments of the amounts due from this debtor are partially insured under a credit insurance policy issued by Export Import Bank of the United States (EXIM) that is applicable to United States origin goods. Payments are also partially insured by a commercial credit insurance policy in the maximum amount of $18 million that is applicable to shipments not insured under the EXIM policy. The amount uninsured is the unfunded amount included in accounts receivable referred to above.

Limited recourse, as it pertains to the two agreements, obligates FGDI to repurchase the receivables, at the request of the purchaser, only under the following circumstances listed in the purchase agreements: (1) in the event the goods relating to a receivable are not accepted by the buyer; (2) if a dispute regarding the goods or payment of any receivables arises between the foreign buyer and the seller or the loss relates to a contractual warrant or products; (3) if the loss relates to any action or inaction taken by the seller or its agents (including, but not limited to, the failure to timely pay insurance premiums, failure to file a claim on time or failure to file a claim properly); (4) if the insurer fails to pay any claim on the insurance policy on the basis that the seller or its agents caused the loss; (5) if the loss relates to any other insurance policy claims that the insurer will not pay; or (6) upon the occurrence of a breach of any of the seller’s representations or warranties pertaining to the receivable. In the event of repurchase, the transaction would be accounted for as a purchase of assets from the former purchaser in exchange for cash. FGDI would recognize in its financial statements, the assets purchased, and measure those assets at fair value on the date of the repurchase.

Seasonality and Fluctuations in Operating Results

We generally experience seasonality in our operations with the first quarter typically being our strongest period as a result of the U.S. grain harvest, however with lower commodities prices this fall our volume was not as strong as in prior years. Also, with global political factors and their effect on the commodities markets, we are seeing more frequent trading volume spikes throughout the year.

Other Matters

Critical Accounting Policies. In preparing its registration statement on Form S-4, filed with the Commission on August 18, 2004, as amended, we disclosed information about the company’s critical accounting policies. We have made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in the registration statement on Form S-4.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. The commodity price risk associated with physical fuel is not material and is for the account of our customers. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the company and deemed prudent for each commodity. The company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at November 30, 2004:

	Bushels
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	1,718,577	3,197,668	1,449,847	45,548

Purchase Contracts	30,492,761	21,398,397	822,181	1,145,665
Sale Contracts	(11,146,424)	(18,091,570)	(2,166,027)	(1,354,998)

Futures Long	1,790,000	—	78,000	210,000
Futures Short	(22,852,000)	(6,535,000)	(170,000)	(5,000)

Net Open Position	2,914	(30,505)	14,001	41,215

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the November 30, 2004 level of $1.92 per bushel would result in a gain (or loss) to future earnings of $600.

A hypothetical 10% increase (or decrease) in the market price of soybeans from the November 30, 2004 level of $5.35 per bushel would result in a gain (or loss) to future earnings of $(16,000).

A hypothetical 10% increase (or decrease) in the market price of wheat from the November 30, 2004 level of $3.41 per bushel would result in a gain (or loss) to future earnings of $5,000.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the November 30, 2004 level of $1.68 per bushel would result in a gain (or loss) to future earnings of $7,000.

The company’s commodity price risk associated with physical fuels is not material and is held for the account of our customers.

Interest Rate Risk

The company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Currently, all lines of credit with an outstanding balance at November 30, 2004 have a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the company for all such notes approximates current market rates. In the financing of grain, as interest rates increase, the spread between future option months generally becomes wider, allowing larger incomes in grain margins to offset the potential increases in interest expense. A portion of the outstanding balance of variable rate debt is used to finance certain notes receivable to customers. The interest charged on the notes receivable is also at a variable rate, therefore eliminating the interest rate risk on that amount of debt. Of the short-term variable rate debt, the average outstanding balance subject to interest rate risk is $34 million. A hypothetical 100 basis point increase (or decrease) in interest rates would result in a (loss) or gain to future earnings of $340,000, on an annualized basis.

Market risk on variable rate long-term debt in the amount of $5 million is not material to the financial statements. We believe the risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

Foreign Currency Risk

The company conducts most of its business in U.S. dollars but does have minor risk regarding foreign currency fluctuations. The company hedges foreign currency risk using futures contracts on U.S. exchanges to the extent practicable on those transactions involving foreign currency. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date’). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended November 30, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley. As a result of our registration with the Securities and Exchange Commission and proposed vote by our members to restructure the ownership of the company, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder. We plan to make every effort to meet the requirements of Section 404, however, due to the relatively short timeline between the vote of our members and the end of our fiscal year on August 31, 2005, our CEO and CFO currently believe that the internal controls program may not be fully implemented by the end of the 2005 fiscal year. Because of the fact that our internal controls program has not and may not be fully implemented as of the end of our 2005 fiscal year, we may have an internal control deficiency that constitutes a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Consequently, management may be unable to conclude that the company’s internal controls over financial reporting are effective as of August 31, 2005. An assessment of the company’s internal controls will be included in its Annual Report on Form 10-K, which will be filed at the end of November. We believe that any deficiencies uncovered will not affect the accuracy of our financial statements included in this report.

Part II. Other Information

Item 1. Legal Proceedings

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC, the Company’s grain merchandising subsidiary, of charter party agreements regarding four vessels and seeking to recover damages of $242,655, $311,663, $769,302, and $561,854 respectively. The amount of the July 16, 2004 claim is not yet stated. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which is being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000. Liaoyang Edible Oils alleges that these damages arise out of disputes related to the final pricing of the contract. This dispute has been heard on the merits and the company is currently awaiting a decision from the arbitration panel.

From time to time and in the ordinary course of its business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. We are not aware of other potential claims that could result in the commencement of material legal proceedings. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the company’s earnings, financial position or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc. Registrant

February 28, 2005	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

February 28, 2005	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer