Form 10-Q
period 2005-02-28
FCStone Group, Inc.
filed 2005-04-14
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

There is currently no public market for the registrant’s securities. As of April 14, 2005 the company has 4,310,285 shares of common stock outstanding. These shares of common stock will be distributed to stockholders on April 15, 2005 pursuant to the terms of the restructuring.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	February 28, 2005 (Unaudited)	August 31, 2004
ASSETS
Cash and cash equivalents
Unrestricted	$21,699	$7,943
Restricted	1,403	1,403
Segregated	11,385	42,786
Commodity accounts receivable:
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	235,050	292,597
Proprietary commodity accounts	19,562	20,879
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	8,889	38,964

Total commodity deposits and accounts receivable	263,501	352,440

Marketable securities, at fair value – Customer segregated and other	134,249	57,799
Accounts receivable and advances on grain	117,127	106,867
Notes receivable	13,902	2,079
Inventories – grain and fuel	32,087	12,198
Exchange memberships, at cost	2,080	1,155
Investment in clearing corporation stock, at cost	67	67
Furniture, equipment, and improvements, net	8,286	8,652
Deferred income taxes	2,785	2,710
Investments in affiliates and others	1,701	1,701
Investments in cooperatives	1,475	1,452
Other assets	4,568	4,575

	$616,315	$603,827

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$9,711	$8,022
Commodity and customer regulated accounts payable	363,504	411,660
Trade accounts payable and advances	103,604	68,807
Accrued expenses	15,093	16,196
Notes payable	66,049	41,531
Subordinated debt	5,500	5,750
Patronage refunds payable in cash	—	1,869
Obligations under capital leases	4,400	4,675

Total liabilities	567,861	558,510

Minority interest	5,957	5,488

Members’ equity:
Preferred stock, nonvoting; $1,000 par value per share, nondividend-bearing, authorized 50,000 shares:
Series I issued 12,969.58 shares at February 28, 2005; 12,972.35 shares at August 31, 2004.	12,970	12,972
Series II issued 897.61 shares at February 28, 2005 and August 31, 2004	898	898
Common stock:
Class A, voting; $5,000 par value per share, nondividend-bearing, authorized 2,000 shares at February 28, 2005 and August 31, 2004; issued and outstanding 422 shares at February 28, 2005 and 424 shares August 31, 2004	2,363	2,369
Class B, voting; $100,000 par value, nondividend-bearing, authorized 100 shares at February 28, 2005 and August 31, 2004; issued and outstanding 5 shares at February 28, 2005 and August 31, 2004	500	500
Accumulated other comprehensive loss	(3,039)	(3,039)
Retained earnings	28,805	26,129

Total members’ equity	42,497	39,829

Commitments and contingencies	—	—

	$616,315	$603,827

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Commissions – commodity futures and options	$12,144	$11,977	$25,662	$24,870
Service, consulting and brokerage fees	5,007	2,831	7,941	5,706
Clearing and transaction fees	4,842	3,414	9,714	6,992
Interest	1,844	1,295	3,116	2,127
Other	1,125	1,239	1,537	1,323
Sales of commodities	320,939	384,235	743,248	822,436

Total revenues	345,901	404,991	791,218	863,454

Costs and expenses:
Cost of commodities sold	316,455	380,621	735,044	815,203
Employee compensation and broker commissions	7,763	6,494	15,073	13,246
Pit brokerage and clearing fees	7,599	5,826	15,303	11,909
Introducing broker commissions	2,771	2,319	5,810	4,609
Employee benefits and payroll taxes	2,024	1,734	3,693	3,401
Office, equipment and facilities rent and expenses	1,258	1,044	2,606	2,109
Communications and marketing information	857	735	1,664	1,518
Interest	915	1,505	1,545	2,373
Travel and related	582	486	1,078	909
Depreciation and amortization	229	196	456	391
Other operating expenses	2,226	1,426	4,152	2,613

Total costs and expenses	342,679	402,386	786,424	858,281

Income before income tax expense and minority interest	3,222	2,605	4,794	5,173
Minority interest	416	82	468	212

Income after minority interest and before income tax expense	2,806	2,523	4,326	4,961
Income tax expense	1,060	570	1,650	1,130

Net income	$1,746	$1,953	$2,676	$3,831

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$2,676	$3,831
Depreciation and amortization; including amounts in costs of commodities sold	692	415
Gain on disposal of Chicago Board of Trade Clearing Corporation Stock	—	(833)
Minority interest, net of distributions	468	212
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(4,265)	(7,882)
Increase in accounts receivable and advances on grain	(12,848)	(6,223)
Increase in inventory – grain and fuel	(19,889)	(38,534)
Increase in other assets	(91)	(1,139)
Increase (decrease) in accounts payable	34,797	(971)
(Decrease) increase in accrued expenses	(1,103)	578

Net cash provided by (used in ) operating activities	437	(50,546)

Cash flows from investing activities
Purchase of furniture, equipment, and improvements	(326)	(404)
Purchase of exchange membership seat	(925)	—
Issuance of notes receivable, net	(9,235)	(26,025)
Proceeds from sale of Chicago Board of Trade Clearing Corporation Stock	—	1,912

Net cash used in investing activities	(10,486)	(24,517)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	1,689	7,346
Proceeds from note payable, net	24,518	61,749
Payment for redemption of stock	(8)	(182)
Payment of prior year patronage	(1,869)	(1,429)
Payments under capital lease	(275)	(275)
Proceeds from subordinated debt	2,000	7,750
Payments on subordinated debt	(2,250)	—

Net cash provided by financing activities	23,805	74,959

Net increase (decrease) in cash and cash equivalents – unrestricted	13,756	(104)

Cash and cash equivalents – unrestricted – beginning of period	7,943	5,106

Cash and cash equivalents – unrestricted – end of period	$21,699	$5,002

Supplemental disclosures of cash flow information:
Interest paid	$1,404	$1,497

Income taxes paid	$1,219	$932

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are carried under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (US GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s registration statement on Form S-4 as filed with the Securities and Exchange Commission on August 18, 2004, as amended.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION ON COMMODITY FINANCING TRANSACTIONS

The Company recognizes revenue on sales in instances where the Company is not the primary obligor in the arrangement, based on the amount retained. These commodity financing transactions include activities in which the Company does not take title to the commodities and does not have the risks and rewards of ownership. The Company’s compensation, a stated percentage of the transaction’s profit, is calculated and recorded upon settlement of the transaction, as funds become available for distribution.

REVENUE RECOGNITION ON PURCHASE AND SALE OF OTHER COMMODITIES

The Company recognizes revenue on sales when the commodities are shipped and/or the customer takes ownership and assumes risk of loss. In addition, in accordance with US GAAP, revenues from these activities should be reported gross with a separate display of cost of sales. These commodity sales include activities in which we are the primary obligor responsible for fulfillment, act as principal, change the product or perform part of the service, take title to the inventory and assume the risk and rewards of ownership, such as the risk of loss for collection and delivery.

2. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three and six month periods ended February 28, 2005 and February 29, 2004 for the defined benefit plans consists of the following components:

	Three months ended		Six months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service cost	$427,232	$406,032	$854,464	$812,064
Interest cost	285,950	247,199	571,900	494,398
Less expected return on plan assets	243,076	347,750	486,152	695,500
Net amortization and deferral	109,733	323,397	219,466	646,794

Net periodic pension expense	$579,839	$628,878	$1,159,678	$1,257,756

3. ACCOUNTS RECEIVABLE

During the first quarter ended November 30, 2004, a customer located in Mexico failed to make timely payment on a portion of its $24.5 million of receivables. An $8.0 million portion of these receivables was previously sold to

CoBank, ACB leaving $16.5 million of receivables with the Company. The Company filed claims under its credit insurance policy issued by Export Import Bank of the United States (EXIM) and a commercial credit insurance policy. In April 2005, the Company recovered $23.5 million from these insurers subsequent to the balance sheet date. The insurance payments were applied to fully satisfy the interest of CoBank and to partially offset the amounts due under the Company’s remaining receivable. As a result, the Company’s exposure to loss from this default is approximately $1.0 million. During the previous three month period ended November 30, 2004, the Company increased the allowance for doubtful accounts through a $0.7 million charge to bad debt expense in addition to $0.3 million previously recorded for this matter. Management believes that the reserve is adequate to cover the total exposure to the Company resulting from this default, based upon information presently available.

During the three month period ended February 28, 2005, another customer located in Mexico failed to make timely payment on accounts owed to the company in the amount of $2.9 million. This customer has subsequently provided a mortgage on real estate located in Mexico. The Company has discounted the account to reflect management’s expectations of the timing of collection, using the Company’s current incremental borrowing rate.

4. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through over-the-counter markets. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer in the United States and international markets. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities.

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended February 28, 2005 and February 29, 2004 and balance sheet data as of those dates:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)
Three months ended:

February 28, 2005
Total revenues	$14,864	$11,892	$309,026	$10,096	$23	$345,901
Interest revenue	530	869	29	395	21	1,844
Interest expense	8	45	516	295	51	915
Income (loss) before income taxes	1,849	869	565	454	(931)	2,806
Total assets	170,296	294,194	128,222	17,533	6,070	616,315

February 29, 2004
Total revenues	$29,608	$8,998	$365,545	$840	$—	$404,991
Interest revenue	317	367	14	597	—	1,295
Interest expense	31	52	921	501	—	1,505
Income (loss) before income taxes	2,379	813	192	(39)	(822)	2,523
Total assets	164,557	258,590	158,266	39,358	4,588	625,359

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)
Six months ended:

February 28, 2005
Total revenues	$37,356	$23,755	$711,877	$18,188	$42	$791,218
Interest revenue	942	1,589	79	466	40	3,116
Interest expense	24	131	929	370	91	1,545
Income (loss) before income taxes	3,212	1,725	740	412	(1,763)	4,326
Total assets	170,296	294,194	128,222	17,533	6,070	616,315

February 29, 2004
Total revenues	$62,549	$18,408	$781,169	$1,328	$—	$863,454
Interest revenue	670	605	14	838	—	2,127
Interest expense	50	47	1,581	695	—	2,373
Income (loss) before income taxes	4,643	1,609	494	(126)	(1,659)	4,961
Total assets	164,557	258,590	158,266	39,358	4,588	625,359

5. CONTINGENCIES

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167, respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which is being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

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

On February 18, 2005, FGDI was notified that Xiamen Zhonge filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI responded to Xiamen’s request for arbitration on March 18, 2005. FGDI intends to vigorously defend this claim.

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

6. SUBSEQUENT EVENT

Member Approval of Restructuring

On March 1, 2005, the voting members of the Company approved the restructuring of the Company by terminating the Company’s cooperative status and ending the patronage-based rights accruing to the Company’s members. Pursuant to the restructuring, stockholders and subscribers will receive on April 15, 2005, 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the Company represented by patronage-based rights as of August 31, 2004, will be converted on April 15, 2005 into (i) shares of new common stock based on an appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. We expect to distribute 4,310,285 shares of new common stock on April 15, 2005 pursuant to the restructuring. The company plans to commence the subscription rights offering on or about April 15, 2005 and expects to continue the offering until about June 14, 2005.

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

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of FY 2001 to $264 million at February 28, 2005. As these segments continue to grow, we anticipate needing additional regulatory capital to meet CFTC guidelines. Because of the need for continued growth, in late FY2004 and early FY2005, we set in motion a plan to restructure our business from a cooperative form to a regular business corporation and seek additional capital through the offering of subscription rights (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We mailed a proxy statement-prospectus to solicit votes on the proposed conversion and held a special meeting on March 1, 2005, at which the members approved the restructuring of the company into a regular business corporation. Upon completion of the restructuring, the board of directors intends to set up an employee stock ownership plan (ESOP) to provide an additional capital infusion to the company. As a result of the restructuring, we expect to raise between $5 million and $10 million in additional equity capital through the member subscription rights exercised and the initial ESOP investment.

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

As noted above, on March 1, 2005, the voting shareholder members of the company approved the restructuring of the company by terminating the company’s cooperative status and ending the patronage-based rights accruing to our stockholders. Pursuant to the restructuring, stockholders and subscribers will receive, on April 15, 2005, 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the company represented by patronage-based rights as of August 31, 2004, will be converted, on April 15, 2005, into (i) shares of new common stock based on the appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. The subscription rights offering will commence on or about April 15, 2005 and we expect to continue the offering until about June 14, 2005.

With our new structure now in place, we also have the flexibility to raise capital in a more timely manner through a stock or debt offering to our current stockholders or others approved by our board of directors. Although we have no current plans for such an offering, the availability of such capital raising mechanisms will allow the company to be more flexible and remain competitive in the future.

Results of Operations

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004

Executive Summary. Revenues for the second quarter of 2005 were $345.9 million compared to $405.0 million in 2004, a decrease of $59.1 million. This decrease was a result of the sales of commodities being $63.3 million lower than the prior year due to lower commodities prices. Despite such lower revenues, the gross profit on the sales of commodities was higher in 2005 at $4.5 million as compared to $3.6 million in 2004, due to higher margins. Commission revenues increased $0.2 million over the prior year, service, consulting, and brokerage fees increased $2.2 million and clearing and transaction fees increased $1.4 million primarily due to increased risk management and clearing volume resulting from higher energy and other commodities prices and price volatility. Interest income increased $0.5 million over 2004 due to higher short-term interest rates. Revenues earned as a profit share in financing arrangements were $0.8 million.

Costs and expenses were $342.7 million for 2005 compared to $402.4 million in 2004, a decrease of $59.7 million. The cost of commodities sold as noted above was $64.2 million lower. Higher volume related broker commissions, pit brokerage and clearing fees and introducing broker commissions accounted for the most of the increases in costs and expenses. Minority interest was higher at $0.4 million in 2005 compared to $0.1 million in 2004 due to increased earnings at the company’s partially owned subsidiaries.

Income before taxes was $2.8 million compared to $2.5 million. Income tax expense was much higher at $1.1 million (38% effective rate) compared to $0.6 million (23% effective rate) primarily as a result of the company’s structure change, under which the company is no longer taxed as a cooperative. As a result of the above, net income was $1.7 million in 2005 compared to $2.0 million in 2004.

Operations by Segment

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

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the three month period ending February 28, 2005 with the three month period ended February 29, 2004:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)
Three months ended:

February 28, 2005
Revenues	$14,864	$11,892	$309,026	$10,096	$23	$345,901
Costs and expenses	13,015	11,023	308,219	9,468	954	342,679
Minority interest	—	—	242	174	—	416
Income (loss) before income taxes	1,849	869	565	454	(931)	2,806

Grain bushels			64,238
Gross profit on grain sales			4,175

February 29, 2004
Revenues	$29,608	$8,998	$365,545	$840	$—	$404,991
Costs and expenses	27,229	8,185	365,271	879	822	402,386
Minority interest	—	—	82	—	—	82
Income (loss) before income taxes	2,379	813	192	(39)	(822)	2,523

Grain bushels			63,682
Gross profit on grain sales			3,280

Commodity and Risk Management Services. Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments.

Revenues decreased $14.7 million between the comparative periods. This decrease was primarily a result of the company’s much lower fuel sales of $15.6 million as the company in moving more towards brokering fuel rather than acting as a principal. Accordingly, though fuel sales declined $15.6 million from 2004, the margin on such fuel sales decreased only $0.1 million. Service consulting and brokerage fees were up $2.3 million due to increased energy and grain risk management brokerage and additional customers on our fee based risk management program. Commission revenues were down $0.7 million as lower grain commodity prices resulted in reduced volume in 2005. With higher short-term interest rates, interest income increased $0.2 million in 2005. Other revenues were lower in 2005, as 2004 included a $0.8 million gain on the sale of Board of Trade Clearing Corporation Stock.

Costs and expenses decreased $14.2 million between the comparative periods. As noted above, much lower fuel volume accounted for $15.4 million of such decreased costs and expenses.

Clearing and Execution Services. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others.

Revenues increased $2.9 million between comparative periods. Commission revenues were up $0.8 million and transaction fees were $1.6 million higher on increased volume due primarily to continued energy commodities price volatility. Interest income increased by $0.5 million due to much higher short-term interest rates.

Costs and expenses increased $2.8 million between comparative periods. This increase was primarily due to volume-related clearing fees, pit brokerage and introducing broker compensation / commissions.

Grain Merchandising. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas.

Grain sales decreased $56.5 million, as a result of significantly lower grain prices. Gross profit on the sale of grain increased $0.9 million, due to improved margins, as the volume of bushels sold remained relatively constant, increasing less than one percent.

Costs and expenses decreased $57.1 million. Components of this decrease include a $57.4 million decrease in the cost of commodities sold and a $0.4 million decrease in interest expense, which are partially offset by increases in employee compensation, bad debt expense, and other operating expenses of $0.1 million, $0.3 million and $0.1 million, respectively.

Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Financial Services. The Financial Services segment offers financing and facilitation for customers to carry commodities through the use of sale/repurchase agreements whereby we purchase grain evidenced by warehouse receipts subject to a simultaneous agreement to resell such grain to the seller at a later date. Additionally, we offer clients specialized financing through transactional commodity finance arrangements and processing and tolling arrangements. Historically, our business in this segment primarily consisted of entering into sale/repurchase agreements involving the purchase of grain evidenced by warehouse receipts. In late 2004, through the recently formed subsidiary FCStone Merchant Services, LLC, this segment began engaging in similar transactions in energy, grain, and other commodities, as well as transactions where we share in commodity profits with customers in exchange for financial support.

Revenues totaled $10.1 million for the three month period ended February 28, 2005 compared to $0.8 million for the three month period ended February 29, 2004, an increase of $9.3 million. This increase in revenue is from the additional financing arrangements the company began offering in early FY2005 through FCStone Merchant Services, LLC a recently formed subsidiary initiating transactional commodity financing arrangements in energy, grain and other commodities. During the three month period ended February 28, 2005, $8.7 million of revenues were generated from activities involving the purchase and sale of commodities and $0.8 million of revenues were earned as a profit-share in financing arrangements.

Costs and expenses totaled $9.5 million for the three month period ended February 28, 2005 compared to $0.9 million for the three month period ended February 29, 2004, an increase of $8.6 million. This increase is also the result of $8.7 million of expenses from the additional financing arrangements the company began offering in early FY2005 through FCStone Merchant Services, LLC.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the three month period ended February 28, 2005 and February 29, 2004. Operating expenses remained comparable at $1.0 million for the three month period ended February 28, 2005 and $0.8 million for the three month period ended February 29, 2004.

Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004

Executive Summary. Revenues for the first six months of 2005 were $791.2 million compared to $863.5 million in the comparative period of 2004, a decrease of $72.3 million. This decrease was a result of the sales of commodities being $79.2 million lower than the prior year primarily due to lower commodities prices. Despite such lower revenues, the gross profit on the sales of commodities was higher in 2005 at $8.2 million as compared to $7.2 million in 2004, due to higher margins. Commission revenues increased $0.8 million over the prior year, service, consulting, and brokerage fees increased $2.2 million and clearing and transaction fees increased $2.7 million primarily due to increased risk management and clearing volume resulting from higher energy and other commodities prices and price volatility. Interest income increased $1.0 million over 2004 due to higher short-term interest rates.

Costs and expenses were $786.4 million for 2005 compared to $858.3 million in 2004, a decrease of $71.9 million. The cost of commodities sold as noted above was $80.2 million lower. Higher volume related broker commissions, pit brokerage and clearing fees and introducing broker commissions accounted for the most of the increases in costs and expenses. Also, the company had approximately $1.0 million in bad debts relating to Mexican grain receivables in 2005. Minority interest was higher at $0.5 million in 2005 compared to $0.2 million in 2004 due to increased earnings at the company’s partially owned subsidiaries.

Income before taxes was $4.3 million compared to $5.0 million. Income tax expense was much higher at $1.7 million (38% effective rate) compared to $1.1 million (23% effective rate) primarily as a result of the company’s structure change, under which the company is no longer taxed as a cooperative. As a result of the above, net income was $2.7 million in 2005 compared to $3.8 million in 2004.

Operations by Segment

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the six month period ending February 28, 2005 with the six month period ended February 29, 2004:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)
Six months ended:

February 28, 2005
Revenues	$37,356	$23,755	$711,877	$18,188	$42	$791,218
Costs and expenses	34,144	22,030	710,820	17,625	1,805	786,424
Minority interest	—	—	317	151	—	468
Income (loss) before income taxes	3,212	1,725	740	412	(1,763)	4,326

Grain bushels			142,505
Gross profit on grain sales			7,721

February 29, 2004
Revenues	$62,549	$18,408	$781,169	$1,328	$—	$863,454
Costs and expenses	57,906	16,799	780,463	1,454	1,659	858,281
Minority interest	—	—	212	—	—	212
Income (loss) before income taxes	4,643	1,609	494	(126)	(1,659)	4,961

Grain bushels			143,108
Gross profit on grain sales			6,372

Commodity and Risk Management Services. Revenues decreased $25.1 million between the comparative periods. This decrease was primarily a result of the company’s much lower fuel sales of $ 26.3 million as the company in moving more towards brokering fuel rather than acting as a principal. Accordingly, though fuel sales declined $26.3 million from 2004, the margin on such fuel sales decreased only $0.5 million. Service consulting and brokerage fees were up $2.8 million due to increased energy and grain risk management brokerage and additional customers on our fee based risk management program. Commission revenues were down $1.0 million as lower grain commodity prices resulted in reduced volume in 2005. With higher short-term interest rates, interest income increased $0.3 million in 2005. Other revenues were lower in 2005, as 2004 included a $0.8 million gain on the sale of Board of Trade Clearing Corporation Stock.

Costs and expenses decreased $23.8 million between the comparative periods. As noted above, much lower fuel volume accounted for $25.8 million of such decreased costs and expenses.

Clearing and Execution Services. Revenues increased $5.3 million between comparative periods. Commission revenues were up $1.6 million and transaction fees were $2.8 million higher on increased volume due primarily to energy commodities price volatility. Interest income increased by $0.9 million due to much higher short-term interest rates.

Costs and expenses increased $5.2 million between comparative periods. This increase was primarily due to volume-related clearing fees, pit brokerage and introducing broker compensation / commissions.

Grain Merchandising. Grain sales decreased $69.3 million, as a result of significantly lower grain prices during the first six months of fiscal 2005. Gross profit on the sale of grain increased $1.3 million, due to improved margins, as the volume of bushels sold remained relatively constant, decreasing less than one percent.

Costs and expenses decreased $69.6 million, primarily as a result of the lower grain prices, and additionally, due to a $0.7 million decrease in interest costs. The costs and expenses decrease was offset by an increase in bad debt expense of $1.0 million.

Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Financial Services. Revenues increased $16.9 million between comparative periods. The increase is primarily due to the transactions of FCStone Merchant Services, LLC, a subsidiary formed during fiscal year 2004. The newly formed subsidiary, while having no revenues during the comparative period of fiscal 2004, had revenues of $17.3 million during the first six months of fiscal 2005, of which $16.5 million of revenues were generated from activities involving the purchase and sale of commodities; and $0.8 million of revenues were earned as a profit-share in financing arrangements. Revenues from the financing of grain warehouse receipts decreased $0.4 million during the comparative period due to decreased activity in the program by customers.

Costs and expenses also increased between the comparative periods by $16.2 million. The increase is a result of $16.4 million of expenses from the activities involving the purchase and sale of commodities, discussed above. Additionally, interest expense decreased $0.4 million due to a decrease in the amount borrowed as part of the warehouse repurchase program.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the six month period ended February 28, 2005 and February 29, 2004. Operating expenses remained comparable at $1.8 million for the six month period ended February 28, 2005 and $1.7 million for the comparable six month period ended February 29, 2004.

Liquidity and Capital Resources

The following table presents a summary of unrestricted cash flows for the six months ended February 28, 2005 compared to the six months ended February 29, 2004:

	Six months ended
	February 28 2005	February 28 2004
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$437	$(50,546)
Investing Activities	(10,486)	(24,517)
Financing Activities	23,805	74,959

Net Increase in cash and cash equivalents - unrestricted	$13,756	$(104)

Our principal sources of liquidity are from internally generated funds from operations and from borrowings under various credit facilities. We expect that cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide sufficient funds for operating and recurring cash needs (including working capital, capital expenditures and debt repayments) into the foreseeable future. We have up to $369 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Cash and cash equivalents increased $13.8 million in the three month period ending February 28, 2005; they decreased $0.1 million in the comparable period of fiscal 2004.

The Company generated cash of $0.4 million from operations for the three month period ending February 28, 2005, while we used $50.5 million in operations for the three month period ended February 29, 2004, primarily due to changes in the following:

•	Accounts payable increased by $34.8 million during the first six months of fiscal 2005 compared to a decrease of $1.0 million in the comparable period of fiscal 2004. The variance is primarily due to the timing of grain inventory purchases and related freight costs;

•	Accounts receivable and advances on grain increased by $12.8 million during the first six months of fiscal 2005 compared to an increase of $6.2 million in the comparable period of fiscal 2004. The variance is primarily a result of the higher grain prices experienced in the first half of fiscal 2004, compared to the grain prices during the first half of fiscal 2005. Additionally, sales volume of grain decreased in the first half of fiscal 2005 compared to the same period of fiscal 2004; and

•	Inventories of grain and fuel increased by $19.9 million during the first six months of fiscal 2005 compared to an increase of $38.5 million in the comparable period of fiscal 2004. The variance is primarily due to the fluctuations in grain bushels held in inventory. During the first half of fiscal 2005, grain inventory bushels increased by 3.5 million to 6.4 million bushels. During the first half of fiscal 2004, grain inventory bushels increased by 3.1 million to 8.5 million bushels. Additionally, higher grain prices in the first half of fiscal 2004 compared to the first half of fiscal 2005 resulted in a larger increase in fiscal 2004.

In fiscal year 2004, FGDI entered into master purchase agreements with CoBank, ACB under which it could sell, and has sold, at a discount and with limited recourse, receivables of a Mexican customer insured by an Export Import Bank policy and a commercial credit insurance policy. These sales of receivables were an attempt to accelerate the receipt of funds, and enable us to utilize the line of credit available to generate additional sales. No sales of receivables occurred in the first six months of fiscal year 2005 and the program terminated on February 17, 2005.

The accounts receivable of our grain merchandising segment include amounts due with respect to shipments to a customer located in Mexico. Under the receivables purchase program, CoBank held $8.0 million of the outstanding receivables owed by this customer. During the first quarter ended November 30, 2004, this customer failed to make timely payment on a portion of its $24.5 million owed to the company and CoBank, $16.5 million of which is owed to the company. This debtor has not paid the remaining receivables when they were due and we are uncertain as to whether these receivables will be collectible. We filed claims under our credit insurance policy issued by Export Import Bank of the United States and a commercial credit insurance policy, which cover these receivables. In April 2005, we recovered $23.5 million from these insurers. The insurance payments were used to fully satisfy the interest in receivables held by CoBank and the balance applied to partially offset the company’s retained receivables. As a result, the Company’s total exposure to loss from this default is approximately $1.0 million. During the previous three month period ended November 30, 2004, we increased the allowance for doubtful accounts through a $0.7 million charge to bad debt expense in addition to $0.3 million previously recorded for this matter. Management believes that the reserve is adequate to cover the total exposure to the company resulting from this default based upon information presently available.

The company anticipates an infusion of $5 million to $10 million in additional capital as a result of the restructuring, which was approved by our members on March 1, 2005, from the exercise of stock subscription rights and the initial sale of stock to the ESOP. The subscription offering will commence on or about April 15, 2005 and we expect to continue the offering until about June 14, 2005. The timing of the initial ESOP sale has not yet been established. These transactions would provide substantial capital to fund significant growth for the next several years. Such capital would primarily be used to meet expected CFTC regulatory capital guidelines as a result of our increased growth in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. Such additional capital is also expected to enable us to increase our lines of credit above current levels.

An expansion of the grain facility located in Mobile, Alabama is currently under construction. The expansion is being constructed under a design/build type of contract and is financed by an offering of $5.5 million in industrial development revenue bonds. On October 15, 2004, after major construction was complete, but before acceptance of the project, the foundation of one of the four bins subsided during initial bin filling operations, causing significant damage to the affected bin, its foundation and other structures. The company expects to be able to hold its contractors and subcontractors and their insurers responsible for remediation of the damage, but the cost, timing and specifics of such remediation are not yet established or ascertainable and there is no assurance that collection efforts will be wholly successful. We may be forced to initially fund the remediation project to fix the damage to the bin and other affected structures while we seek to collect the remediation amount from our contractors, subcontractors and their insurers.

Financing Activities. The company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/ Expiration Date*	Use	Amount Available*	Amount Outstanding at February 28, 2005
Deere Credit, Inc.	March 1, 2006	Margin Calls	$40.8 million	-0-
Deere Credit, Inc.	March 1, 2006	Repurchase Agreements	$46.0 million	$22.5 million
Deere Credit, Inc.	December 1, 2006	Subordinated Debt for Regulatory Capital	$7.0 million	$4.0 million
Deere Credit, Inc.	October 1, 2006	General Corporate	$6.2 million	$4.2 million

Total Deere			$100.0 million	$30.7 million

CoBank, ACB	October 1, 2005	Grain Merchandising	$68.0 million	$29.3 million
CoBank, ACB	October 1, 2006	Grain Merchandising	$8.0 million	-0-
CoBank, ACB	June 30, 2006	OTC & Fuel Operations	$15.0 million	-0-
CoBank, ACB	May 1, 2005	Repurchase Agreements	$75.0 million	-0-

Total CoBank			$166.0 million	$29.3 million

Harris Bank	March 1, 2006	Margin Calls	$15.0 million	$2.0 million
AFG Trust Finance Limited	May 26, 2005	Grain Merchandising	$15.0 million	$7.5 million
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	$5.5 million	$4.4 million
Sowood Commodity Partners Fund, LP	March 4, 2006	Junior, secured revolving credit facility – Financial Services operations	$30.0 million	-0-
Fortis Capital Corp	Demand	Financial Services operations	$20.0 million	-0-
RZB Finance, LLC	Demand	Financial Services operations	$5.0 million	-0-
UFJ Bank	Demand	Financial Services operations	$10.0 million	-0-
Subordinated Debt	June 30 to December 1, 2006	Regulatory Capital	$1.8 million	$1.5 million
Long-Term Note	Monthly payments for 5 years	NYMEX Seat	$0.5 million	$0.5 million

*	Renewal/Expiration dates and amounts available are as of April 14, 2005

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The company was in compliance with all debt covenants at February 28, 2005 and expects to remain in compliance in the future.

We carry significant open futures positions on behalf of our customers in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. The above lines of credit in place for margin calls are rarely used, but necessary to cover any margin calls produced by abnormal commodity market fluctuations. With the company and customer funds on deposit and the available credit lines noted above, we believe we have adequate capital reserves to meet any foreseeable market fluctuations based upon current commodity market activities.

Our Grain Merchandising segment has a $76.0 million line of credit with CoBank available to finance its operations. The segment can also utilize part of the Deere Credit repurchase agreement line to carry inventories when considered appropriate. As this segment of our business carries significant accounts receivable and inventory, the CoBank line is utilized to a great extent.

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

Off-balance Sheet Financing Activities

During fiscal year 2004, the company’s grain merchandising subsidiary, FGDI, began participating in a bank program to provide liquidity through the sale of insured receivables of a customer, with limited recourse. This program ended February 17, 2005. We believe that the expiration of this program will not be significant with respect to the company’s and FGDI’s liquidity and capital resources so long as FGDI’s borrowings remain below its borrowing limits under its line of credit. We do not anticipate that the expiration of this program will have a material impact on our future operations as we intend to concentrate more on domestic business that, along with current lower commodity prices, should result in reduced financing requirements for this segment.

Other Matters

Critical Accounting Estimates. In preparing its registration statement on Form S-4, filed with the Commission on August 18, 2004, as amended, we disclosed information about critical accounting estimates the company utilizes in applying its accounting policies. We have made no changes to the methods of application or the assumptions used in applying these policies from what was disclosed in the registration statement on Form S-4.

Significant Accounting Policies. As a result of activities from the additional financing arrangements the company began offering in early fiscal year 2005, we have added revenue recognition policies related to the new types of transactions (see Note 1 of the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. The commodity price risk associated with physical fuel is not material and is for the account of our customers. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the company and deemed prudent for each commodity. The company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at February 28, 2005:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	1,632	2,754	1,806	177

Purchase Contracts	32,197	17,774	2,243	1,302
Sale Contracts	(12,804)	(8,970)	(4,566)	(1,197)

Futures Long	1,565	205	1,138	—
Futures Short	(22,628)	(12,020)	(620)	(100)

Net Open Position	(38)	(257)	1	182

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the February 28, 2005 level of $2.14 per bushel would result in a gain (or loss) to future earnings of $8,000.

A hypothetical 10% increase (or decrease) in the market price of soybeans from the February 28, 2005 level of $6.15 per bushel would result in a gain (or loss) to future earnings of $(158,000).

A hypothetical 10% increase (or decrease) in the market price of wheat from the February 28, 2005 level of $3.68 per bushel would result in a gain (or loss) to future earnings of $400.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the February 28, 2005 level of $1.62 per bushel would result in a gain (or loss) to future earnings of $29,000.

The company’s commodity price risk associated with physical fuels is not material and is held for the account of our customers.

Interest Rate Risk

The company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Currently, all lines of credit with an outstanding balance at February 28, 2005 have a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the company for all such notes approximates current market rates. In the financing of grain, as interest rates increase, the spread between future option months generally becomes wider, allowing larger incomes in grain margins to offset the potential increases in interest expense. A portion of the outstanding balance of variable rate debt is used to finance certain notes receivable to customers. The interest charged on the notes receivable is also at a variable rate, therefore eliminating the interest rate risk on that amount of debt. Of the short-term variable rate debt, the average outstanding balance subject to interest rate risk is $48 million. A hypothetical 100 basis point increase (or decrease) in interest rates would result in a (loss) or gain to future earnings of $480,000, on an annualized basis.

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

Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended February 28, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley. As a result of the restructuring described above, the company will be subject to Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder. We are currently in the process of instituting an internal controls program that will meet the requirements of Section 404 and the applicable regulations. Our CEO and CFO currently believe that the internal controls program will be implemented by the SEC’s extended compliance deadline, which will require the company to meet the requirements of Section 404 by the end of its 2006 fiscal year. We believe, however, that any deficiencies uncovered by our 404 compliance process will not affect the accuracy of our financial statements included in this report.

Part II. Other Information

Item 1. Legal Proceedings

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167 respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which is being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

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

On February 18, 2005, FGDI was notified that Xiamen Zhonge filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI responded to Xiamen’s request for arbitration on March 18, 2005. FGDI intends to vigorously defend this claim.

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

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the company’s annual meeting held on January 6, 2005, David Andresen was elected as a Class I director and Jack Friedman and Eric Parthemore were re-elected as Class I directors. The terms of the directorships held by Bruce Krehbiel, Rolland Svoboda, Tom Leiting, Brent Bunte, Dave Reinders, Doug Derscheid and Kenneth Hahn did not expire this year and these individuals continued as directors after the meeting.

	For	Against/Withheld
David Andresen	158	0
Jack Friedman	158	0
Eric Parthemore	158	0

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1	Change in Terms Agreement, dated February 28, 2005, between FCStone Group, Inc. and Deere Credit, Inc.

10.2	Change in Terms Agreement, dated February 28, 2005, between FCStone, L.L.C. and Deere Credit, Inc.

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc. Registrant

April 14, 2005	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

April 14, 2005	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer