Form 10-Q
period 2005-05-31
FCStone Group, Inc.
filed 2005-07-15
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

There is currently no public market for the registrant’s securities. As of July 15, 2005 the company has 4,484,609 shares of common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	May 31, 2005	August 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents
Unrestricted	$30,482	$7,943
Restricted	1,403	1,403
Segregated	11,564	42,786
Commodity accounts receivable:
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	304,395	292,597
Proprietary commodity accounts	19,312	20,879
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	4,861	38,964

Total commodity deposits and accounts receivable	328,568	352,440

Marketable securities, at fair value – Customer segregated and other	91,457	57,799
Accounts receivable and advances on grain	93,990	106,867
Notes receivable	9,800	2,079
Inventories – grain and fuel	20,980	12,198
Exchange memberships, at cost	2,080	1,155
Investment in clearing corporation stock, at cost	67	67
Furniture, equipment, and improvements, net	8,271	8,652
Deferred income taxes	2,880	2,710
Investments in affiliates and others	1,701	1,701
Investments in cooperatives	1,843	1,452
Other assets	7,468	4,575

	$612,554	$603,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$3,636	$8,022
Commodity and customer regulated accounts payable	386,632	411,660
Trade accounts payable and advances	94,434	68,807
Accrued expenses	15,909	16,196
Notes payable	50,973	41,531
Subordinated debt	5,500	5,750
Patronage refunds payable in cash	—	1,869
Obligations under capital leases	4,263	4,675

Total liabilities	561,347	558,510

Minority interest	5,749	5,488

Stockholders’ equity:
Preferred stock, nonvoting; $1,000 par value per share, nondividend-bearing, authorized 50,000 shares
Series I issued -0- shares at May 31, 2005; 12,972.35 shares at August 31, 2004	—	12,972
Series II issued -0- shares at May 31, 2005 and August 31, 2004	—	898
Common Stock:
Class A; voting; $5,000 par value per share, nondividend-bearing, authorized -0- and 2,000 shares at May 31, 2005 and August 31, 2004; issued and outstanding -0- shares at May 31, 2005 and 424 shares August 31, 2004	—	2,369
Class B; voting; $100,000 par value, nondividend-bearing, authorized -0- and 100 shares at May 31, 2005 and August 31, 2004; issued and outstanding -0- shares at May 31, 2005 and 5 shares at August 31, 2004	—	500
Common stock, no par value, authorized 20,000,000 and -0- shares at May 31, 2005 and August 31, 2004; issued and outstanding 4,383,171 shares at May 31, 2005 and -0- shares at August 31, 2004.	17,466	—
Accumulated other comprehensive loss	(3,039)	(3,039)
Retained earnings	31,031	26,129

Total stockholders’ equity	45,458	39,829

Commitments and contingencies	—	—
	$612,554	$603,827

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Revenues:
Commissions – commodity futures and options	$12,434	$13,546	$38,096	$38,416
Service, consulting and brokerage fees	5,303	3,723	13,244	9,429
Clearing and transaction fees	5,832	4,375	15,546	11,367
Interest	2,153	984	5,269	3,111
Other	1,907	732	3,444	2,055
Sales of commodities	286,904	390,772	1,030,152	1,213,208

Total revenues	314,533	414,132	1,105,751	1,277,586

Costs and expenses:
Cost of commodities sold	283,132	387,202	1,018,177	1,202,405
Employee compensation and broker commissions	7,762	7,038	22,834	20,284
Pit brokerage and clearing fees	8,245	7,527	23,548	19,437
Introducing broker commissions	3,471	2,914	9,281	7,522
Employee benefits and payroll taxes	2,072	1,747	5,765	5,148
Office, equipment and facilities rent and expenses	1,198	1,210	3,804	3,320
Communications and marketing information	909	832	2,573	2,349
Interest	1,350	1,182	2,895	3,555
Travel and related	584	519	1,662	1,427
Depreciation and amortization	230	196	686	587
Other operating expenses	2,028	1,082	6,180	3,696

Total costs and expenses	310,981	411,449	1,097,405	1,269,730

Income before income tax expense and minority interest	3,552	2,683	8,346	7,856
Minority interest	26	159	494	371

Income after minority interest and before income tax expense	3,526	2,524	7,852	7,485
Income tax expense	1,300	700	2,950	1,830

Net income	$2,226	$1,824	$4,902	$5,655

Basic and diluted shares outstanding (note 4)	4,323		4,315

Basic and diluted earnings per share	$0.51		$1.14

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended May 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,902	$5,655
Depreciation and amortization; including amounts in costs of commodities sold	1,147	623
Gain on disposal of Chicago Board of Trade Clearing Corporation Stock	—	(833)
Minority interest, net of distributions	261	1,175
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(3,592)	(11,158)
Decrease (increase) in accounts receivable and advances on grain	10,289	(16,724)
Increase in inventory – grain and fuel	(8,782)	(4,979)
Increase in other assets	(3,454)	(2,398)
Increase (decrease) in accounts payable	25,627	(3,881)
(Decrease) increase in accrued expenses	(287)	2,233

Net cash provided by (used in) operating activities	26,111	(30,287)

Cash flows from investing activities
Purchase of furniture, equipment, and improvements	(766)	(714)
Purchase of exchange membership seat	(925)	—
Issuance of notes receivable, net	(5,133)	(11,678)
Proceeds from sale of Chicago Board of Trade Clearing Corporation Stock	—	1,912

Net cash used in investing activities	(6,824)	(10,480)

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	(4,386)	7,867
Proceeds from note payable, net	9,442	31,435
Proceeds from issuance of common stock	735	1
Payment for redemption of stock	(8)	(259)
Payment of prior year patronage	(1,869)	(1,429)
Payments under capital lease	(412)	(550)
Proceeds from subordinated debt	2,000	9,750
Payments on subordinated debt	(2,250)	—

Net cash provided by financing activities	3,252	46,815

Net increase in cash and cash equivalents – unrestricted	22,539	6,048

Cash and cash equivalents – unrestricted – beginning of period	7,943	5,106

Cash and cash equivalents – unrestricted – end of period	$30,482	$11,154

Supplemental disclosures of cash flow information:
Interest paid	$2,764	$3,461

Income taxes paid	$2,971	$2,218

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

2. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three and nine month periods ended May 31, 2005 and 2004 for the defined benefit plans consists of the following components:

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Service cost	$427,232	$406,032	$1,281,696	$1,218,096
Interest cost	285,950	247,199	857,850	741,597
Less expected return on plan assets	243,076	347,750	729,228	1,043,250
Net amortization and deferral	109,733	323,397	329,199	970,191

Net periodic pension expense	$579,839	$628,878	$1,739,517	$1,886,634

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

In April 2005, the Company recovered $23.5 million from these insurers. The insurance payments were applied to fully satisfy the interest of the third party purchaser and to partially offset the amounts due under the Company’s remaining receivable. As a result, the Company’s loss from this default is $1.0 million. The Company recognized the loss through a $0.7 million charge to bad debt expense during the first quarter of the current fiscal year in addition to $0.3 million previously recorded for this matter.

Another customer located in Mexico has also failed to make timely payment on accounts owed to the Company in the amount of $2.9 million. This customer has subsequently provided a mortgage on real estate located in Mexico. The Company has discounted the account to reflect management’s expectations of the timing of collection, using the Company’s current incremental borrowing rate.

4. EARNINGS PER SHARE

Prior to the conversion from a cooperative to a corporation, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members based on the level of business conducted with the Company as opposed to a common shareholder’s proportionate share of underlying equity in the Company. Under the corporate structure, earnings of the Company may be distributed to shareholders based on their proportionate share of underlying equity. Earnings per share has been presented in the accompanying Consolidated Statement of Operations. The calculation of the basic and diluted shares outstanding for the nine month period ended May 31, 2005, assumes the shares issued as a result of the restructuring have been issued and outstanding for the full year.

5. OPERATING SEGMENT INFORMATION

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended May 31, 2005 and 2004 and balance sheet data as of those dates:

Three months ended:	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)

May 31, 2005
Total revenues	$21,918	$14,513	$272,624	$5,471	$7	$314,533
Interest revenue	960	1,128	24	35	6	2,153
Interest expense	4	88	870	317	71	1,350
Income (loss) before income taxes	2,256	2,062	479	(317)	(954)	3,526
Total assets	206,715	293,670	92,349	13,028	6,792	612,554

May 31, 2004
Total revenues	$53,609	$11,022	$349,101	$400	$—	$414,132
Interest revenue	379	410	37	158	—	984
Interest expense	113	65	539	446	19	1,182
Income (loss) before income taxes	1,646	1,151	1,015	(460)	(828)	2,524
Total assets	177,968	258,848	132,897	27,996	4,570	602,279

Nine months ended:	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)

May 31, 2005
Total revenues	$59,274	$38,268	$984,501	$23,659	$49	$1,105,751
Interest revenue	1,902	2,717	103	501	46	5,269
Interest expense	28	219	1,799	687	162	2,895
Income (loss) before income taxes	5,468	3,787	1,219	95	(2,717)	7,852
Total assets	206,715	293,670	92,349	13,028	6,792	612,554

May 31, 2004
Total revenues	116,158	29,430	1,130,270	1,728	$—	1,277,586
Interest revenue	1,049	1,015	51	996	—	3,111
Interest expense	163	112	2,120	1,141	19	3,555
Income (loss) before income taxes	6,289	2,760	1,509	(586)	(2,487)	7,485
Total assets	177,968	258,848	132,897	27,996	4,570	602,279

6. CONTINGENCIES

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

On February 18, 2005, FGDI was notified that Xiamen Zhonge (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI responded to Xiamen’s request for arbitration on March 18, 2005. FGDI intends to vigorously defend this claim.

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

From time to time and in the ordinary course of its business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. With the exception of the matters discussed above, we are not aware of other potential claims that could result in the commencement of material legal proceedings. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the Company’s earnings, financial position or liquidity.

7. RESTRUCTURING AND EMPLOYEE STOCK OWNERSHIP PLAN

On March 1, 2005, the voting members of the Company approved the restructuring of the Company by terminating the Company’s cooperative status and ending the patronage-based rights accruing to the Company’s members. Pursuant to the restructuring, stockholders and subscribers received on April 15, 2005, 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the Company represented by patronage-based rights as of August 31, 2004, were converted on April 15, 2005 into (i) shares of new common stock based on an appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. We distributed 4,310,237 shares of new common stock on April 15, 2005 pursuant to the restructuring. The Company commenced the subscription rights offering on April 15, 2005 and the offering continued until June 29, 2005 with approximately 174,000 shares sold and $1.7 million of equity raised (including $0.7 million raised by May 31, 2005).

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale is expected to be in August 2005.

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

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of FY 2001 to $329 million at May 31, 2005. As these segments continue to grow, we anticipate needing additional regulatory capital to meet CFTC guidelines. Because of the need for continued growth, in late FY2004 and early FY2005, we set in motion a plan to restructure our business from a cooperative form to a regular business corporation and seek additional capital through the offering of subscription rights (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We mailed a proxy statement-prospectus to solicit votes on the proposed conversion and held a special meeting on March 1, 2005, at which the members approved the restructuring of the company into a regular business corporation.

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the company. The initial ESOP stock sale is expected to be in August 2005. As a result of the restructuring, we raised $1.7 million in additional equity capital through June 29, 2005 (including $0.7 million raised by May 31, 2005) through the member subscription rights exercised, and expect to raise an additional $4.0 million to $6.0 million through the initial ESOP investment.

Although the expansion of our services to other industries and to foreign markets does require additional personnel and related expenses, it does not generally require any significant capital expenditures. Our primary capital concern is meeting CFTC regulatory requirements from our anticipated increased business. We expect our new business structure to alleviate most of these concerns. In addition, with the ESOP in place, we also expect to raise an additional $1 million annually in equity capital from ESOP common stock purchases. This amount, plus our ability to better control annual dividends based upon net earnings, should provide the company with significant annual capital resources. With the additional capital from sources noted above and the expected annual capital resources generated through the ESOP and operations, we anticipate meeting our expected growth capital needs for the next several years.

As noted above, on March 1, 2005, the voting shareholder members of the company approved the restructuring of the company by terminating the company’s cooperative status and ending the patronage-based rights accruing to our stockholders. Stockholders and subscribers received, on April 15, 2005, 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the company represented by patronage-based rights as of August 31, 2004, were converted, on April 15, 2005, into (i) shares of new common stock based on the appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. The Company commenced the subscription rights offering on April 15, 2005 and the offering continued until June 29, 2005 with approximately 174,000 shares sold and $1.7 million of equity raised (including $0.7 million raised by May 31, 2005).

With our new structure in place, we have the flexibility to raise capital in a more timely manner through a stock or debt offering to our current stockholders or others approved by our board of directors. Although we have no current plans for such an offering, the availability of such capital raising mechanisms will allow the company to be more flexible and remain competitive in the future.

Results of Operations

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004

Executive Summary. Revenues for the third quarter of 2005 were $314.5 million compared to $414.1 million in 2004, a decrease of $99.6 million. This decrease was a result of the sales of commodities being $103.9 million lower than the prior year. Grain sales decreased $76.4 million, primarily due to lower prices, and fuel sales decreased $32.5 million, as a result of the company continuing to exit that line of business. These decreases were offset by the $5.0 million of new business conducted by the newly-formed subsidiary FCStone Merchant Services, LLC. Despite such lower revenues, the gross profit on the sales of commodities was higher in 2005 at $3.8 million as compared to $3.6 million in 2004, due to higher margins. Commission revenues decreased $0.8 million from the prior year, primarily due to lower grain commodities volume. Service, consulting, and brokerage fees increased $1.6 million and clearing and transaction fees increased $1.5 million both primarily due to increased risk management and clearing volume resulting from higher energy and other commodities prices and price volatility. Interest income increased $1.2 million over 2004 due to higher short-term interest rates. Other revenues were higher due to closing a customer shared profit agreement of $0.9 million and a profit share in financing arrangements of $0.1 million.

Costs and expenses were $311.0 million for 2005 compared to $411.4 million in 2004, a decrease of $100.4 million. The cost of commodities sold as noted above was $104.1 million lower. Higher volume related broker commissions, pit brokerage and clearing fees and introducing broker commissions accounted for the most of the increases in costs and expenses. Minority interest was lower at $0.0 million in 2005 compared to $0.2 million for 2004 due to decreased earnings at the company’s partially owned subsidiaries.

Income before taxes was $3.5 million compared to $2.5 million. Income tax expense was much higher at $1.3 million (37% effective rate) compared to $0.7 million (28% effective rate) primarily as a result of the company’s structure change, under which the company is no longer taxed as a cooperative. As a result of the above, net income was $2.2 million in 2005 compared to $1.8 million in 2004.

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

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the three-month periods ending May 31, 2005 and 2004:

Three months ended:	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)

May 31, 2005
Revenues	$21,918	$14,513	$272,624	$5,471	$7	$314,533
Costs and expenses	19,662	12,451	272,086	5,821	961	310,981
Minority interest	—	—	59	(33)	—	26
Income (loss) before income taxes	2,256	2,062	479	(317)	(954)	3,526

Grain bushels			58,814
Gross profit on grain sales			3,402

May 31, 2004
Revenues	$53,609	$11,022	$349,101	$400	$—	$414,132
Costs and expenses	51,963	9,871	347,901	886	828	411,449
Minority interest	—	—	185	(26)	—	159
Income (loss) before income taxes	1,646	1,151	1,015	(460)	(828)	2,524

Grain bushels			57,169
Gross profit on grain sales			2,984

Commodity and Risk Management Services. Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments.

Revenues decreased $31.7 million between the comparative periods. This decrease was primarily a result of the company’s much lower fuel sales, which decreased $32.5 million as the company is moving more towards brokering fuel rather than acting as a principal. Accordingly, although fuel sales declined $32.5 million from 2004, the margin on such fuel sales decreased only $0.2 million. Service, consulting and brokerage fees were up $1.8 million due to increased energy and grain risk management brokerage and additional customers on our fee based risk management program. Commission revenues were down $1.2 million as lower grain commodity prices resulted in reduced volume in 2005. With higher short-term interest rates, interest income increased $0.7 million in 2005.

Costs and expenses decreased $32.3 million between the comparative periods. As noted above, much lower fuel volume accounted for $32.3 million of such decreased costs and expenses.

Clearing and Execution Services. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others.

Revenues increased $3.5 million between comparative periods. Commission revenues were up $0.3 million and transaction fees were $1.6 million higher on increased volume due primarily to continued energy commodities price volatility. Interest income increased by $0.7 million due to much higher short-term interest rates and other income was $0.9 million higher due to the close out of a customer shared profit agreement.

Costs and expenses increased $2.6 million between comparative periods. This increase was primarily due to volume-related clearing fees, pit brokerage and introducing broker compensation / commissions.

Grain Merchandising. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas.

Grain sales decreased $76.5 million, as a result of significantly lower grain prices. Gross profit on the sale of grain increased $0.4 million, due to improved margins, as the volume of bushels sold remained relatively constant, increasing 2.9 percent.

Costs and expenses decreased $75.8 million. This decrease includes a $76.8 million decrease in the cost of commodities sold, partially offset by increases in employee compensation, bad debt expense, and other operating expenses of $0.1 million, $0.3 million and $0.1 million, respectively.

Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Financial Services. The Financial Services segment offers financing and facilitation for customers to carry commodities through the use of sale/repurchase agreements whereby we purchase grain evidenced by warehouse receipts subject to a simultaneous agreement to resell such grain to the seller at a later date. Additionally, we offer clients specialized financing through transactional commodity finance arrangements and processing and tolling arrangements. Historically, our business in this segment primarily consisted of entering into sale/repurchase agreements involving the purchase of grain evidenced by warehouse receipts. In late 2004, through the recently formed subsidiary FCStone Merchant Services, LLC, this segment began engaging in similar transactions in energy, grain and other commodities, as well as transactions where we share in commodity profits with customers in exchange for financial support.

Revenues totaled $5.5 million for the three-month period ended May 31, 2005 compared to $0.4 million for the three-month period ended May 31, 2004, an increase of $5.1 million. This increase in revenue is from the additional financing arrangements the company began offering in early FY2005 through FCStone Merchant Services, LLC a recently formed subsidiary initiating transactional commodity financing arrangements in energy, grain and other commodities. During the three month period ended May 31, 2005, $5.0 million of revenues were generated from activities involving the purchase and sale of commodities and $0.1 million of revenues were earned as a profit-share in financing arrangements.

Costs and expenses totaled $5.8 million for the three-month period ended May 31, 2005 compared to $0.9 million for the three-month period ended May 31, 2004, an increase of $4.9 million. This increase is also the result of $5.0 million of expenses from the additional financing arrangements the company began offering in early FY2005 through FCStone Merchant Services, LLC.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the three month period ended May 31, 2005 and 2004. Operating expenses remained comparable at $1.0 million for the three-month period ended May 31, 2005 and $0.8 million for the three month period ended May 31, 2004.

Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004

Executive Summary. Revenues for the first nine months of 2005 were $1,105.8 million compared to $1,277.6 million in the comparative period of 2004, a decrease of $171.8 million. This decrease was a result of the sales of commodities being $183.1 million lower than the prior year. Grain sales decreased $145.9 million, primarily due to lower prices, and fuel sales decreased $58.8 million, as a result of the company continuing to exit that line of business. These decreases were offset by the $21.6 million of new business conducted by the newly-formed subsidiary, FCStone Merchant Services, LLC. Despite such lower revenues, the gross profit on the sales of commodities was higher in 2005 at $12.0 million as compared to $10.8 million in 2004, due to higher margins. Commission revenues remained consistent with the prior year. Service, consulting, and brokerage fees increased $3.8 million and clearing and transaction fees increased $4.2 million primarily due to increased risk management and clearing volume resulting from higher energy and other commodities prices and price volatility. Interest income increased $2.2 million over 2004 due to higher short-term interest rates.

Costs and expenses were $1,097.4 million for 2005 compared to $1,269.7 million in 2004, a decrease of $172.3 million. The cost of commodities sold as noted above was $184.2 million lower. Higher volume related broker commissions, pit brokerage and clearing fees and introducing broker commissions accounted for the most of the increases in costs and expenses. Also, the company had approximately $1.3 million in bad debts relating to Mexican grain receivables in 2005. Minority interest was higher at $0.5 million in 2005 compared to $0.4 million in 2004 due to increased earnings at the company’s partially owned subsidiaries.

Income before taxes was $7.9 million compared to $7.5 million. Income tax expense was much higher at $3.0 million (38% effective rate) compared to $1.8 million (24% effective rate) primarily as a result of the company’s structure change, whereas the company is no longer taxed as a cooperative. As a result of the above, net income was $4.9 million in 2005 compared to $5.7 million in 2004.

Operations by Segment

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the nine-month period ending May 31, 2005 with the nine month period ended May 31, 2004:

Nine months ended:	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Total
	(in thousands)

May 31, 2005
Revenues	$59,274	$38,268	$984,501	$23,659	$49	$1,105,751
Costs and expenses	53,806	34,481	982,906	23,446	2,766	1,097,405
Minority interest	—	—	376	118	—	494
Income (loss) before income taxes	5,468	3,787	1,219	95	(2,717)	7,852

Grain bushels			201,319
Gross profit on grain sales			11,123

May 31, 2004
Revenues	$116,158	$29,430	$1,130,270	$1,728	$—	$1,277,586
Costs and expenses	109,869	26,670	1,128,364	2,340	2,487	1,269,730
Minority interest	—	—	397	(26)	—	371
Income (loss) before income taxes	6,289	2,760	1,509	(586)	(2,487)	7,485

Grain bushels			200,277
Gross profit on grain sales			9,356

Commodity and Risk Management Services. Revenues decreased $56.9 million between the comparative periods. This decrease was primarily a result of the company’s much lower fuel sales, which decreased $58.8 million as the company is moving more towards brokering fuel rather than acting as a principal. Accordingly, although fuel sales declined $58.8 million from 2004, the margin on such fuel sales decreased only $0.7 million. Service, consulting and brokerage fees were up $4.2 million due to increased energy and grain risk management brokerage and additional customers on our fee based risk management program. Commission revenues were down $2.2 million as lower grain commodity prices resulted in reduced volume in 2005. With higher short-term interest rates, interest income increased $1.0 million in 2005. Other revenues were lower in 2005, as 2004 included a $0.8 million gain on the sale of Board of Trade Clearing Corporation Stock.

Costs and expenses decreased $56.1 million between the comparative periods. As noted above, much lower fuel volume accounted for $58.8 million of such decreased costs and expenses, while employee compensation and broker commissions, introducing broker commission and employee benefits were a combined $2.3 million higher.

Clearing and Execution Services. Revenues increased $8.8 million between comparative periods. Commission revenues were up $1.8 million and transaction fees were $4.4 million higher on increased volume due primarily to energy commodities price volatility. Interest income increased by $1.7 million due to much higher short-term interest rates, and other income was $0.9 million higher due to the close out of a customer shared profit agreement.

Costs and expenses increased $7.8 million between comparative periods. This increase was primarily due to volume-related clearing fees, pit brokerage and introducing broker compensation / commissions.

Grain Merchandising. Grain sales decreased $145.8 million, as a result of significantly lower grain prices during the nine months of fiscal 2005 as compared to the prices of fiscal 2004. Gross profit on the sale of grain increased $1.8 million, due to improved margins, as the volume of bushels sold remained relatively constant, increasing less than one percent.

Costs and expenses decreased $145.5 million, primarily as a result of the lower grain prices, and additionally, due to a $0.3 million decrease in interest costs. The costs and expenses decrease was offset by increases in bad debt expense, insurance, and professional fees of $1.1 million, $0.1 million and $0.5 million, respectively.

Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Financial Services. Revenues increased $21.9 million between comparative periods. The increase is primarily due to the transactions of FCStone Merchant Services, LLC, a subsidiary formed during fiscal year 2004. The newly formed subsidiary, while having no revenues during the comparative period of fiscal 2004, had revenues of $22.5 million during the nine months of fiscal 2005, of which $21.6 million of revenues were generated from activities involving the purchase and sale of commodities; and $0.8 million of revenues were earned as a profit-share in financing arrangements. Revenues from the financing of grain warehouse receipts decreased $0.6 million during the comparative period due to decreased activity in the program by customers.

Costs and expenses also increased between the comparative periods by $21.1 million. The increase is a result of $21.4 million of expenses from the activities involving the purchase and sale of commodities, discussed above. Additionally, interest expense decreased $0.5 million due to a decrease in the amount borrowed as part of the warehouse repurchase program.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the nine-month period ended May 31, 2005 and 2004. Operating expenses increased slightly to $2.8 million for the nine-month period ended May 31, 2005 from $2.5 million for the comparable nine-month period ended May 31, 2004.

Liquidity and Capital Resources

The following table presents a summary of unrestricted cash flows for the nine months ended May 31, 2005 compared to the nine months ended May 31, 2004:

	Nine months ended May 31,
	2005	2004
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$26,111	$(30,287)
Investing Activities	(6,824)	(10,480)
Financing Activities	3,252	46,815

Net Increase in cash and cash equivalents – unrestricted	$22,539	$6,048

Our principal sources of liquidity are from internally generated funds from operations and from borrowings under various credit facilities. We expect that cash on hand, internally generated cash flow,

and available credit from third-party financing agreements will provide sufficient funds for operating and recurring cash needs (including working capital, capital expenditures and debt repayments) into the foreseeable future. We have approximately $374 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Cash and cash equivalents increased $22.5 million in the nine-month period ending May 31, 2005; and $6.0 million in the comparable period of fiscal 2004.

The Company generated cash of $26.1 million from operations for the nine-month period ending May 31, 2005, while we used $30.3 million in operations for the nine-month period ended May 31, 2004, primarily due to changes in the following:

•	Accounts payable increased by $25.6 million during the first nine months of fiscal 2005 compared to a decrease of $3.9 million in the comparable period of fiscal 2004. The variance is primarily due to the timing of grain inventory purchases and related freight costs;

•	Accounts receivable and advances on grain increased by $10.3 million during the first nine months of fiscal 2005 compared to an increase of $16.7 million in the comparable period of fiscal 2004. The variance is primarily a result of the higher grain prices experienced during the first nine months of fiscal 2004, compared to the grain prices during the first nine months of fiscal 2005; and

•	Inventories of grain and fuel increased by $8.8 million during the first nine months of fiscal 2005 compared to an increase of $5.0 million in the comparable period of fiscal 2004. The variance is a combination of the fluctuations in the volume of grain bushels and grain prices. During the first nine months of fiscal 2005, grain inventory bushels increased by 1.1 million to 4.0 million bushels. During the first nine months of fiscal 2004, grain inventory bushels decreased by 1.8 million to 3.6 million bushels.

The company anticipates an infusion of $4 million to $6 million in additional capital as a result of the initial sale of stock to the ESOP. The subscription offering commenced on April 15, 2005 and continued until June 29, 2005. The initial ESOP stock sale is expected to be in August 2005. These transactions will provide substantial capital to fund significant growth for the next several years. Such capital would primarily be used to meet expected CFTC regulatory capital guidelines as a result of our increased growth in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. Such additional capital is also expected to enable us to increase our lines of credit above current levels.

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

Financing Activities. The company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/ Expiration Date*	Use	Amount Available*	Amount Outstanding at May 31, 2005
Deere Credit, Inc.	March 1, 2006	Margin Calls	$40.8 million	-0-
Deere Credit, Inc.	March 1, 2006	Repurchase Agreements	$46.0 million	$7.9 million
Deere Credit, Inc.	December 1, 2006	Subordinated Debt for Regulatory Capital	$7.0 million	$4.0 million
Deere Credit, Inc.	October 1, 2006	General Corporate	$6.2 million	$4.3 million

Total Deere			$100.0 million	$16.2 million

CoBank, ACB	October 1, 2005	Grain Merchandising	$68.0 million	$29.3 million
CoBank, ACB	October 1, 2006	Grain Merchandising	$8.0 million	-0-
CoBank, ACB	June 30, 2006	OTC & Fuel Operations	$15.0 million	-0-
CoBank, ACB	May 1, 2006	Repurchase Agreements	$75.0 million	$1.4 million

Total CoBank			$166.0 million	$30.7 million

Harris Bank	March 1, 2006	Margin Calls	$15.0 million	-0-
AFG Trust Finance Limited	May 25, 2006	Grain Merchandising	$20.0 million	$7.6 million
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	$5.5 million	$4.3 million
Sowood Commodity Partners Fund, LP	March 4, 2006	Junior, secured revolving credit facility – Financial Services operations	$30.0 million	-0-
Fortis Capital Corp	Demand	Financial Services operations	$20.0 million	-0-
RZB Finance, LLC	Demand	Financial Services operations	$5.0 million	-0-
UFJ Bank	Demand	Financial Services operations	$10.0 million	-0-
Subordinated Debt	June 30 to December 31, 2005	Regulatory Capital	$1.8 million	$1.5 million
Long-Term Note	Monthly payments for 5 years	NYMEX Seat	$0.5 million	$0.5 million

*	Renewal/Expiration dates and amounts available are as of May 31, 2005

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The company was in compliance with all debt covenants at May 31, 2005 and expects to remain in compliance in the future.

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

Significant Accounting Policies. As a result of activities from the additional financing arrangements the company began offering in fiscal year 2005, we have added revenue recognition policies related to the new types of transactions (see Note 1 of the Notes to Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. The commodity price risk associated with physical fuel is not material and is for the account of our customers. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the company and deemed prudent for each commodity. The company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at May 31, 2005:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	702	782	2,040	224
Purchase Contracts	22,577	7,715	2,493	676
Sale Contracts	(9,405)	(978)	(2,328)	(794)

Futures Long	1,320	—	920	—
Futures Short	(15,239)	(7,715)	(3,114)	(45)
Net Open Position	(45)	(196)	11	61

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the May 31, 2005 level of $2.22 per bushel would result in a gain (or loss) to future earnings of $(10,000).

A hypothetical 10% increase (or decrease) in the market price of soybeans from the May 31, 2005 level of $6.80 per bushel would result in a gain (or loss) to future earnings of $(133,000).

A hypothetical 10% increase (or decrease) in the market price of wheat from the May 31, 2005 level of $3.37 per bushel would result in a gain (or loss) to future earnings of $4,000.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the May 31, 2005 level of $1.36 per bushel would result in a gain (or loss) to future earnings of $8,000.

The company’s commodity price risk associated with physical fuels is not material and is held for the account of our customers.

Interest Rate Risk

The company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Currently, all lines of credit with an outstanding balance at May 31, 2005 have a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the company for all such notes approximates current market rates. In the financing of grain, as interest rates increase, the spread between future option months generally becomes wider, allowing larger incomes in grain margins to offset the potential increases in interest expense. A portion of the outstanding balance of variable rate debt is used to finance certain notes receivable to customers. The interest charged on the notes receivable is also at a variable rate, therefore eliminating the interest rate risk on that amount of debt. Of the short-term variable rate debt, the average outstanding balance subject to interest rate risk is $45 million. A hypothetical 100 basis point increase (or decrease) in interest rates would result in a (loss) or gain to future earnings of $450,000, on an annualized basis.

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

Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended May 31, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

On February 18, 2005, FGDI was notified that Xiamen Zhonge (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI responded to Xiamen’s request for arbitration on March 18, 2005. FGDI intends to vigorously defend this claim.

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

From time to time and in the ordinary course of its business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. With the exception of the matters discussed above, we are not aware of other potential claims that could result in the commencement of material legal proceedings. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. In the opinion of management, liabilities, if any, arising from existing litigation and claims will not have a material effect on the company’s earnings, financial position or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1	Master Loan Agreement, dated March 26, 2005, between FGDI, LLC and CoBank, ACB.

10.2	Statused Revolving Credit Supplement, dated March 25, 2005, between FGDI, LLC and CoBank, ACB.

10.3	Statused Revolving Term Loan Supplement, dated March 25, 2005, between FGCI, LLC and CoBank, ACB.

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc. Registrant

July 15, 2005	By:	/S/ PAUL G. ANDERSON
Paul G. Anderson
Chief Executive Officer

July 15, 2005	By:	/S/ ROBERT V. JOHNSON
Robert V. Johnson
Chief Financial Officer