Form 10-K
period 2005-08-31
FCStone Group, Inc.
filed 2005-11-29
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51099

FCStone Group, Inc.

(Exact name of Registrant as specified in its charter)

Iowa	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2829 Westown Parkway, Suite 200, West Des Moines, Iowa	50266
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (515) 223-3756

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no public market for the Registrant’s securities. As of November 15, 2005, the Registrant had 4,828,279 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 5, 2006, are incorporated by reference into Part III of this Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this annual report on Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “should,” “plan,” “will,” “may,” “intend,” “estimate,” “potential,” “continue” or the negative of these terms and similar expressions, as they relate to us, are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions, including the risks, uncertainties and assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this report.

Our forward-looking statements speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

FCStone Group, Inc., (the “Company”) is engaged in the commodity business with an emphasis on commodity risk management services. We were organized in 1978 as Farmers Commodities Corporation, a cooperative and a subsidiary of Agri Industries. In 1986, we became a stand-alone organization. On July 1, 2000, we purchased certain assets of Saul Stone and Company and River Brokerage, Inc., related futures brokerage firms with operations at the Chicago Mercantile Exchange, the New York Board of Trade and the New York Mercantile Exchange. We were reorganized into a holding company form in connection with the July 1, 2000, transaction. We changed our name to FCStone Group, Inc. on January 15, 2002. Our goal is to provide customers with the platforms, instruments and information to initiate and execute strategies that enhance their operations by minimizing commodity risk and maximizing operational margins.

On March 1, 2005, the voting members of the Company approved the restructuring of the Company by terminating the Company’s cooperative status and ending the patronage-based rights accruing to the Company’s members. Pursuant to the restructuring, stockholders and subscribers received 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the Company represented by patronage-based rights as of August 31, 2004, were converted into (i) shares of new common stock based on an appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. We distributed 4,310,237 shares of new common stock pursuant to the restructuring. The Company commenced the subscription rights offering on April 15, 2005, and the offering was completed on June 29, 2005 with 174,372 shares sold and approximately $1.7 million of equity raised.

In June 2005, the Company formed an employee stock ownership plan (“ESOP”) in order to provide employee incentives and an additional capital infusion to the Company. Under the plan, employees were allowed to convert up to 33% of funds held under their 401(k) plan into shares of the newly formed common stock class. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing 448,692 shares of common stock from the Company at a purchase price of $10.00 per share, for an aggregate of $4.5 million of equity raised.

Services Provided

We operate through a number of wholly-owned and majority-owned subsidiaries with offices and facilities in twelve states, Canada and Brazil. See Note 17 to our consolidated financial statements for a description of segment financial information. Our principal business activities consist of four operating segments as follows: commodity and risk management services, clearing and execution services, grain merchandising, and financial services.

Commodity and Risk Management Services

We work with a broad spectrum of domestic and international customers to help manage commodity-related risks. Commodity and risk management services represented 74.7% of our total income before income taxes, minority interest and corporate expenses for the fiscal year ended August 31, 2005. We originally targeted grain marketing for domestic elevators, but our current programs handle a much broader client base, including: grain and livestock producers; ingredient users; handlers, processors and manufacturers; companies involved in the energy complex; commodity end users; and others with commodity-related activities.

Our primary business in this segment is to offer commodity risk management services to our customers using futures, options and other derivative instruments. Our principal operating subsidiary is FCStone, LLC, a wholly-owned Iowa limited liability company, registered with the Commodity Futures Trading Commission (“CFTC”) as a Futures Commission Merchant, or FCM. Customer accounts maintained in this segment are primarily used by customers for hedging as a part of their commodity merchandising and acquisition programs. FCStone, LLC also acts as a broker for physical grain, fertilizer, and energy commodities and offers related transportation services. “Over-the-counter” (“OTC”) commodity swaps and trade options are marketed by FCStone, LLC through our wholly-owned limited liability company, FCStone Trading, LLC. We offer a full range of consulting, brokerage and transaction services through our staff of risk management consultants, supported by systems used to gather, disseminate and utilize commodity market information and intelligence.

We provide clearing and execution services on each of the major U.S. futures exchanges to commercial, professional, institutional and retail clients. We are an FCM with the CFTC, a member of the National Futures Association (“NFA”) and are members of the following exchanges: Chicago Board of Trade; the Clearing Corporation; EUREX; Chicago Mercantile Exchange; NY Clearing Corporation; New York Board of Trade and its divisions: Coffee, Sugar and Cocoa Exchange, Inc. and the New York Cotton Exchange; the New York Futures Exchange; FINEX; the New York Mercantile Exchange and its wholly-owned subsidiary, Commodity Exchange, Inc.; the Minneapolis Grain Exchange; and the Kansas City Board of Trade.

We also serve our clients by providing access to the over-the-counter markets, primarily through FCStone Trading, LLC. We consolidate the buying and selling power of our clients, enabling them to conduct physical fuels transactions and off-exchange transactions where we act as principal, which are in turn offset by corresponding transactions with leading trading companies, financial institutions and market makers. Although we act as principal in these transactions, we do not take physical or derivative positions for speculative purposes. Rather, we place transactions “back to back” on behalf of our customers and the larger firms with which we maintain relationships. We obtain credit risk insurance or credit risk swap coverage with respect to our major derivative counter-parties to protect against the possibility that a counter-party does not perform on its commitment. This protection lessens the risk associated with off-exchange commodity transactions.

A major component of our risk management services is consulting with customers to develop risk management programs by analyzing and assessing each customer’s individual business operations and specific needs. The most comprehensive level of service offered is provided under the Integrated Risk Management Program (“IRMP”). The IRMP is a fee-based program which is based on the philosophy of providing conservative risk management products to manage commodity and financial risk as well as adding profitability to the customer’s bottom line. There are currently approximately 500 accounts that are part of the IRMP domestically and internationally. IRMP is a program that initially quantifies the commodity and financial risks of the customer by determining relevant factors including historic revenues and expenses, physical outputs and usage, operating capacity and annual volumes. The Company then takes that information and constructs a strategic marketing plan that covers the next 12 months of business. The Company consultants are then responsible for providing recommendations and helping to manage the strategies.

We also provide transportation risk management services and other information used to manage the logistics of transporting commodities. We hold short-term contracts and manage long-term contracts for significant transportation assets, allowing us to reach broader markets and obtain optimum pricing for clients requiring commodities transportation services.

We have various subsidiaries which support our commodity and risk management business by offering related services, including: (1) brokerage of customer funds into money market mutual funds; (2) a specialized introducing broker program which allows customers to introduce futures accounts for farm producers; (3) a real-time quote service offered in the People’s Republic of China; and (4) retail foreign exchange trading.

See Note 17 of the notes to consolidated financial statements for a table showing a summary of the Company’s consolidated revenues by geographic area.

Clearing and Execution Services

We offer low-cost clearing and direct execution services to professional, commercial, institutional and retail customers in the Stone Division of FCStone, LLC, including a program of direct execution under the service mark Futures Direct ®. Clearing and execution services represented 35.5% of our total income before income taxes, minority interest and corporate expenses for the fiscal year ended August 31, 2005. The Stone Division primarily provides execution and clearing services to commodities firms, fund operators, commodities traders and other sophisticated individuals and firms. The Futures Direct ® program provides qualified clients direct access to the trading floor. This format provides an efficient method of order entry for these customers.

Grain Merchandising

We act as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC, a Delaware limited liability company (“FGDI”). Grain merchandising represented (14.0%) of our total income before income taxes, minority interest and corporate expenses for the fiscal year ended August 31, 2005. FGDI acts as a grain dealer in domestic and international markets, primarily in Canada, Latin America and the Far East. FGDI also manages a pool of grain originated by a group of elevators in Texas. FGDI links suppliers and purchasers of grain products through its network of contacts in the industry. Specifically, FGDI serves manufacturers, processors and other users of grain products by assembling grain requirements and providing delivery thereof, both domestically and internationally. FGDI also has access to a large network of agriculture origination sources allowing it to assemble and deliver specialty crops in quantities demanded by large-scale processors and end-users. FGDI maintains physical control over the grains at each critical stage in the assembling and shipping process, allowing it to meet the quality control standards of its customers. FGDI’s activities are supported by facilities, the most significant of which are a leased export terminal facility at the port of Mobile, Alabama and a fleet of leased rail cars. See “Properties and Location “ for a discussion of the Mobile facility.

FGDI is a joint venture between the Company and a subsidiary of Mitsubishi Corporation (“Mitsubishi”). We own 70% percent of the joint venture and have the right to appoint four members of the management committee. Mitsubishi owns the remaining 30% interest in the venture and has the right to appoint one member of the management committee. We manage the day-to-day operations of FGDI and generally control the venture. Mitsubishi must, however, consent before the commencement of any of the following actions: changes in FGDI’s business purposes or risk management policies; amendments to FGDI’s governance documents; capital calls; changes in FGDI’s membership; expenses, investments, acquisitions or divestitures in any year having an aggregate value greater than $1 million; mergers where FGDI is not the survivor; adoption of the annual budget; capital expenditures of more than $1 million above the annual budget; borrowing, guaranteeing or incurring new indebtedness in an amount more than fifteen times FGDI’s equity; distributions of more than 35% of free cash flow; petitioning for bankruptcy; or dissolution of FGDI except in accordance with FGDI’s operating agreement. Mitsubishi is a significant customer for grain sold by FGDI accounting for 6%, 6%, and 10% of consolidated total revenues for the fiscal years ending August 31, 2005, 2004 and 2003, respectively. Mitsubishi is contractually obligated to support use of FGDI’s Mobile, Alabama facility by providing a minimum volume of transactions.

Financial Services

We offer financing and facilitation for customers to carry commodities through our wholly-owned subsidiary, FCStone Financial, Inc., and our majority ownership of FCStone Merchant Services, LLC. Financial services represented 3.8% of our total income before income taxes, minority interest and corporate expenses for the fiscal year ended August 31, 2005. The Financial Services segment provides financing and facilitation for customers to carry commodities through the use of sale/repurchase agreements whereby we purchase grain evidenced by warehouse receipts subject to a simultaneous agreement to sell such grain to the seller at a later date. Additionally, we offer clients specialized financing through transactional commodity finance arrangements and processing and tolling arrangements. Historically, our business in this segment primarily consisted of entering into sale/repurchase agreements involving the purchase of grain evidenced by warehouse receipts. Since late 2004, through the recently formed subsidiary FCStone Merchant Services, LLC, this segment has been engaging in similar transactions in energy, grain and other commodities, as well as transactions where we share in commodity and commodity production facility profits with customers in exchange for financial support.

Regulatory Matters

We are regulated by several governmental agencies and self-regulatory organizations in connection with various aspects of our business. Compliance with these regulations is material to our operations. The following discussion describes the material licenses and registrations that we maintain.

FCStone, LLC is a registered FCM with the CFTC and a member of the NFA both of which have regulatory authority over the company. FCStone, LLC is also a member of all major U.S. futures exchanges. The Chicago Mercantile Exchange is its Designated Self-Regulatory Organization for regulatory purposes and the Company considers the Chicago Mercantile Exchange to be its primary regulator. The Chicago Mercantile Exchange performs an annual audit of FCStone, LLC’s activities.

FCStone Investments, Inc., is registered as a commodity pool operator with the NFA. FCStone Advisory, Inc. is registered with the NFA as a commodity trading advisor for market commentary.

FCStone Forex, LLC, is subject to limited regulations as a retail foreign exchange dealer because it is considered a material affiliated person of FCStone, LLC, a registered FCM.

FCC Futures, Inc., and Westown Commodities, LLC, are guaranteed introducing brokers registered with the NFA.

FCC Investments, Inc. is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”). FCC Investments, Inc. must file annual FOCUS reports with the SEC and is subject to the various rules and regulations of the NASD.

FGDI is licensed as a grain dealer in Missouri, North Dakota, South Dakota, Nebraska, Minnesota, Indiana, Michigan, Ohio, Kentucky, Georgia, Alabama and Ontario, Canada. FGDI also has a Canadian Federal License for grain dealing. FGDI is registered as an exporter of grain with the United States Department of Agriculture.

In addition, the Company is subject to the general legal and regulatory provisions applicable to trading services and commodities dealing.

Sales and Marketing

We have a comprehensive sales and marketing program that is primarily implemented by our staff of brokers, known as risk management consultants. Our brokers are compensated on a commission basis and are responsible for developing new customers and providing services to new and existing customers. Our top management also engages in significant sales activity.

Sales efforts are primarily centered on consulting services and on presenting our ability to obtain and utilize commodity intelligence information to support customer needs and improve customer profitability. Specifically, we emphasize our Integrated Risk Management Program, or IRMP, which provides the most comprehensive level of service offered by the Company. Sales efforts are supported by systems, staff and resources, including current commodity information and intelligence systems, communications systems, archives of commodity basis and pricing information and related presentation and analytical tools, marketing materials, an internet web site, advertising, and educational materials.

We engage in direct sales efforts to seek new customers with a strategy of extending our services from our existing customer base to similar customers not yet served and to different kinds of customers that have risk management needs similar to those of our existing customer base. We seek to serve not only those customers that currently use risk management methods, but also those customers that we believe should use risk management methods. We are expanding our services into new business segments and are expanding our services geographically into foreign markets, particularly in Canada, Asia and Latin America.

We stay in regular contact with existing customers to provide commodity information and services, usually on a daily basis, by direct personal contact and by issuing current market commentary by fax or e-mail. We also offer educational programs on risk management methods and regular outlook meetings for our customers as well as the customers of our customers.

Competition

We compete with a large number of firms in the exchange traded futures and options execution sector and in the over-the-counter transaction sector. We compete primarily on the basis of price and value of service. Our competitors in the exchange-traded futures and options sector include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven by price level and quality of service. Many of these competitors offer over-the-counter programs as well. In addition, there are a number of financial firms and physical commodities firms that participate in the over-the-counter markets, both directly in competition with us and indirectly through firms like us. We compete in the over-the-counter market by making specialized over-the-counter transactions available to our customers in lot sizes smaller than those usually offered by major counter-parties.

On the consulting side of our business, we are not aware of any firm that provides a service equivalent to that available from the Company. Our employees are in constant contact with their customers and make frequent recommendations that are designed for the purpose of educating the customer on how to best use the available tools and strategies to manage their risk and improve profit margins.

The grain merchandising business segment competes for both the purchase and sale of grain. Competition is intense and margins are low. Our major competitors have substantially greater financial resources than those available to us, but we believe that our relationships, primarily with cooperative customers, give us a broad origination capability. Competition for grain sales is based on price, services and ability to provide the desired quantity and quality of grains. Our grain merchandising operations compete with numerous larger grain merchandisers, including major grain merchandising companies such as Archer-Daniels-Midland Co., Cargill, Incorporated, CHS Inc., ConAgra Foods, Inc., Bunge Ltd., and Louis Dreyfus Group, each of which handles grain volumes of more than one billion bushels annually.

In the Financial Services segment we compete with traditional lenders, including banks and asset based lenders. In addition, we also compete with specialized investment groups that seek to earn an investment return based on commodities transactions. We compete on price and service and by managing commodity risks that traditional lenders may seek to avoid. We are an extremely small participant in the financial services industry, which consists of a very large number of large and small firms. We do not attempt to compete generally in this industry. Rather, we focus our energies on filling a specific niche with respect to supporting commodities transactions.

Technology

We utilize front end electronic trading, mid office, back office and accounting systems that process transactions on a daily basis. These systems are integrated to provide record keeping, trade reporting to exchange clearing, internal risk controls, and reporting to government entities, corporate managers, risk managers and customers. Our futures back office system is maintained by a service bureau which is located in Chicago with a disaster recovery site in New York. All other systems are maintained in our West Des Moines headquarters data center and system backups are stored off-site.

All of these systems are accessed through a wide area network. All systems are protected by a firewall and require proper security authorization for access. Our wide area network is managed by a service bureau which has redundant data facilities in Kansas City. We are currently building a disaster recovery plan to utilize the Des Moines and Kansas City data centers to house redundant systems.

Our risk managers access market information from network-based software systems. Market information includes real-time quotes, market history (futures/cash), news and commentaries. Market information also includes our historic database of market pricing and trend information used in the IRMP program. This information is used to analyze the markets to help risk managers determine the best strategy for a customer to minimize risk and maximize profit margins, especially when used in conjunction with the IRMP.

We use the RISC back office trade system to process exchange traded futures and options trades. We also use the FOCUS back office trade system to process over-the-counter/derivative trades. We use Globex, Clearport, eAcess, CQ, Transact, TT, RANorder and PATS electronic trading/order routing platforms.

Employees

As of August 31, 2005, we employed 431 people. This total is broken down by business segment as follows: Commodity and Risk Management Services had 199 employees; Clearing and Execution Services had 106 employees; Grain Merchandising had 94 employees; Financial Services had 3 employees and Corporate had 29 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. None of our employees operate under a collective bargaining agreement. Many of our employees are subject to employment agreements. It is the current policy of the Company to obtain an employment agreement containing noncompetition provisions from each risk management consultant.

Item 2. Properties and Locations

We lease office space for our principal business operations. Our corporate headquarters is located in West Des Moines, Iowa, and our leased space is approximately 18,600 square feet. This lease is in place until December 31, 2009. The Company has other offices in Chicago, Illinois; New York, New York; Kansas City, Missouri; St. Louis, Missouri; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Roy, Utah; Atlanta, Georgia; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Summit, New Jersey, Winnipeg, Manitoba, and Campinas, Brazil. We have established representative offices in Beijing and Dalian in the People’s Republic of China. All of our offices and other principal business properties are leased. The Company plans to relocate its corporate headquarters to Kansas City during 2007.

We have a major leased grain facility located at the port of Mobile, Alabama, and other leased grain facilities located in Indiana and Ontario, Canada. We own an additional facility located in Columbus Grove, Ohio.

The Mobile facility consists of facilities for unloading rail shipments, temporary storage, and loading ocean-going vessels. The facility is leased from the State of Alabama for a term expiring December 1, 2012, under an agreement which is recognized as a capital lease for accounting purposes. An expansion of the storage available at Mobile has been under construction, financed by an offering of $5.5 million in industrial development revenue bonds supported by the lease and letters of credit which FGDI has guaranteed. On October 15, 2004, after major construction was complete, but before acceptance of the project, the foundation of one of the four new bins subsided during initial bin filling operations, causing significant damage to the affected bin, its foundation and other structures. In view of the subsidence incident, FGDI delayed placing the directly affected bin and two of the other new bins, which were of similar construction, into service. The fourth bin, which was constructed on a pre-existing foundation, has been in full service without known problem. Engineering investigations have been undertaken into the cause of the problem and proposals for alternative forms of remediation have been obtained. After considering available information, FGDI has elected to proceed with additional testing which involves partial use of the three affected bins. This testing is being conducted under controlled engineering conditions designed to limit the risk of another subsidence incident. Such testing has been successful to date yielding data that will be used to help confirm the causes of the problem. Negotiations for recovery and remediation with potentially responsible parties have been undertaken. Subsequent to the end of the Company’s fiscal year, a claim for certain resulting physical damage to the facility against FGDI’s own insurer has been settled for $570,500. Such settlement does not cover the damage to the underlying foundation, the costs of any remediation of any foundation defects, or loss of use or other consequential damages. Negotiation has failed to resolve the issues with other responsible parties, and a lawsuit to recover remediation costs, loss of use damages and other damages has been commenced in state court in Mobile, Alabama. FGDI intends to vigorously pursue such litigation to seek a full recovery of all of its damages.

Our obligations at Mobile are supported by an agreement with FGDI’s minority owner to purchase a minimum volume of grain through the facility.

Item 3. Legal Proceedings

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167, respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which are being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On November 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 is undisputed. Liaoyang Edible Oils alleges that these damages arise out of disputes related to the final pricing of the contract. This dispute has been heard on the merits and the Company is currently awaiting a decision from the arbitration panel.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI has submitted a statement of defense and counterclaim, to which Xiamen has replied with a modified claim. FGDI intends to vigorously defend this claim.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of November 15, 2005. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Paul G. (Pete) Anderson	52	President and Chief Executive Officer
Stephan Gutierrez	55	Executive Vice President and Chief Operating Officer
Jeff Soman	54	Executive Vice President of FCStone, LLC
Robert V. Johnson	57	Executive Vice President and Chief Financial Officer
Steven J. Speck	46	President and Chief Executive Officer of FGDI, LLC

Pete Anderson has been employed by the Company since 1988 and has served as President and CEO since 1999. Prior to becoming President, Mr. Anderson was the Vice President of Operations. Mr. Anderson is the past president of the Kansas Cooperative Council and past founding chairman of the Arthur Capper Cooperative Center at Kansas State University. Mr. Anderson sits on the board of directors of Associated Benefits Corporation and is a member of National Council of Farmer Cooperatives, the National Feed and Grain Association and several other state associations.

Stephan Gutierrez has been employed as Executive Vice President and Chief Operating Officer of the Company since 2002. He also serves as President of the Company’s subsidiary, FCStone, LLC. Prior to his positions with FCStone, Mr. Gutierrez worked at Cargill as a trader and trading manager. Mr. Gutierrez has 31 years of experience in trading, risk and asset management with respect to multiple commodities.

Jeff Soman has been employed as Executive Vice President of FCStone, LLC since 2000. Mr. Soman has over 25 years of experience managing the clearing, internal risk management and brokerage facilities of several major brokerage firms. During the last 15 years he has worked in this capacity for FCStone, LLC or one of its predecessor companies.

Robert V. Johnson has been employed as the Chief Financial Officer of the Company since 1987. Prior to his position with the Company, Mr. Johnson was the corporate controller for Heritage Communications, Inc. a publicly traded cable television company. Mr. Johnson is a member of Financial Executives International, the Iowa Society of CPAs and the American Institute of CPAs.

Steven Speck has served as the President and CEO of FGDI since 2001. Prior to 2001 he served as the Vice President-Specialty Crops of the Company for nine years.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information. There is no established public trading market for our common stock.

(b) Holders. As of November 15, 2005, there were approximately 535 record holders of our common stock.

(c) Dividends. Prior to August 31, 2004, we paid dividends to our members based on their patronage rather than on their equity interests in the Company. Our status as a cooperative terminated effective as of September 1, 2004. A final patronage dividend was declared and paid for the fiscal year ending August 31, 2004, but no patronage dividends will be paid thereafter. A regular dividend payable on a per share basis to holders of new common stock may be declared and paid at the discretion of the board of directors. If our financial results and condition are adequate, the board anticipates payment of a regular annual dividend in the future. It is the board’s current intention to pay dividends that approximate the patronage dividends historically paid and up to approximately 50% of net income annually, subject to prudent business practice. Consistent with this policy, the board declared a dividend of $0.60 per share payable to holders of record as of October 27, 2005.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None

(e) Repurchases of Equity Securities by the Company. On August 15, 2005, we purchased 103,922 shares of the common stock of the Company held by Farmland Industries pursuant to an auction held by Farmland’s liquidating trustee and the approval of the bankruptcy court. The aggregate purchase price for the purchase of these shares was $605,000, or $5.82 per share. We do not have a plan or program for the purchase of shares of the Company’s common stock.

Item 6. Selected Financial Data

We derived the following historical financial information from our audited consolidated financial statements as of August 31, 2005 and August 31, 2004 and for each of the years in the three-year period ended August 31, 2005, which are included elsewhere in this report on Form 10-K, and our audited consolidated financial statements as of August 31, 2003 and as of and for the years ended August 31, 2002 and August 31, 2001, which are not included in this report on Form 10-K. For periods ending on or before August 31, 2004, historical per share data has been omitted because, under the cooperative structure, earnings of the cooperative were distributed as patronage dividends to members based on the level of business conducted with the cooperative as opposed to common stockholder’s proportionate share of underlying equity in the cooperative. This table should be read together with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report.

	Year Ended August 31,
	2005	2004	2003	2002	2001
	(dollars in thousand, except per share amounts)
Statement of Operations Data:
Total revenues	$1,400,098	$1,623,215	$1,231,856	$895,942	$689,591
Costs and expenses:
Cost of grain and fuel sold	1,278,333	1,521,925	1,154,103	830,188	633,367
Employee compensation and broker commissions	31,315	28,502	24,111	21,835	18,022
Pit brokerage and clearing fees	32,641	26,743	16,152	11,557	7,903
Introducing broker commissions	13,600	10,016	7,881	7,802	6,441
Interest	3,946	4,418	3,040	1,297	1,217
Depreciation and amortization	912	833	803	850	711
Bad debt expense	4,077	716	76	310	—
Other operating expenses	25,243	21,042	19,624	16,835	14,130

Total costs and expenses	1,390,067	1,614,195	1,225,790	890,674	681,791

Income before income tax expense and minority interest	10,031	9,020	6,066	5,268	7,800
Minority interest	(499)	576	561	600	242

Income after minority interest and before income taxes	10,530	8,444	5,505	4,668	7,558
Income tax expense	3,950	2,030	1,200	1,280	1,590

Net income	$6,580	$6,414	$4,305	$3,388	$5,968

Basic and diluted shares outstanding (1)	4,357
Basic and diluted earnings per share	$1.51

Balance Sheet Data (at end of period):
Total assets	$805,522	$603,827	$504,733	$399,526	$271,911
Notes payable and subordinated debt	42,411	47,281	76,548	66,013	24,179
Obligations under capital leases	4,125	4,675	5,363	—	—
Minority interest	4,755	5,488	4,109	3,758	3,243
Capital stock and equity	49,672	39,829	35,827	35,172	35,068

(1)	The calculation of the basic and diluted shares outstanding for the year ended August 31, 2005 assumes the shares issued as a result of the restructuring have been issued and outstanding for the full year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital structure for the years ended August 31, 2005, 2004 and 2003. This section should be read together with our audited consolidated financial statements and related notes included elsewhere in this report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” section of this report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this report on Form 10-K.

Overview

We are a commodities risk management and trading company headquartered in West Des Moines, Iowa. Risk management is designed to identify and then limit and control the potential factors that could negatively impact the success of a business. Our chief function is to research, recognize and quantify the potential commodity risks involved in our customers’ operations, then plan and execute programs that effectively mitigate those risks by capping operational expenses and maximizing margin opportunities. While the Company’s initial business was centered on the risks of grain marketing of domestic elevators, today’s programs are designed to serve a much broader commodity spectrum including grain and livestock, dairy, the entire energy complex, ingredient users, food processors, and other commodity end-users. The Company utilizes all of the tools of the commodities marketplace, including exchange-traded futures and options, cash and physical commodity trades, and over-the-counter derivatives to provide risk management services to our customers for their businesses. We also offer direct execution clearing services to commodities firms, traders, fund operators and others. Our grain merchandising operations facilitate the movement of grain from an originator to fill the demand of an end-user. This approach offers opportunities to add value for our customers by merchandising their inventories as far into the marketing pipeline as possible. We also offer financing and facilitation for customers to carry energy, grain and other commodities through sale/repurchase agreements, transactional commodity finance arrangements and processing and tolling arrangements.

Our revenues are derived from: (1) commissions for futures and option trades, (2) service and consulting fees, (3) brokerage mark-ups on over-the-counter and commodities trades, (4) fees for clearing customers’ direct trades, (5) the sale of grain, fuel and other commodities, (6) interest income on margin funds deposited with the various commodity exchanges, and (7) interest and other income from commodity finance transactions. As a service company, our expenses primarily consist of employee compensation and broker commissions and their related fringe benefits and payroll taxes. As commission expenses are directly related to revenues, they are for the most part a variable expense, as are the pit brokerage and clearing fees expense as they are directly related to the number of futures exchange trades. Other significant operating expenses consist of communications, marketing information, travel, office and equipment rent and marketing and promotion.

Recent Developments, Market Trends and Capital

Prior to our conversion from a cooperative, we realized a significant increase in our “nonmember” business revenues, especially over last five years prior to the conversion. This increase is a result of the Company expanding our risk management services into other commodities in addition to our traditional grain marketing base. We expect this trend to continue at an accelerated rate, as we offer more risk management programs and services to other industries and companies to help them manage their commodity risks. We have also seen a consolidation in the commodity exchange clearing business, which has allowed us to capture additional customers and business, and we believe this trend will continue.

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of FY 2001 to $421 million at August 31, 2005. As these segments continue to grow, we anticipate needing additional regulatory capital to meet CFTC requirements. Because of the need to finance our continued growth, in late FY2004 and early FY2005, we set in motion a plan to restructure our business to no longer operate on a cooperative basis and to seek additional capital through the offering of subscription rights (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We mailed a proxy statement-prospectus to solicit votes on the proposed conversion and held a special meeting on March 1, 2005, at which the members approved the restructuring of the Company into a regular business corporation. This vote had the effect of terminating the Company’s cooperative status and ending the patronage-based rights accruing to our stockholders. Stockholders and subscribers received 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the Company represented by patronage-based rights as of August 31, 2004, were converted into (i) shares of new common stock based on the appraised value of the stock and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. The Company commenced the subscription rights offering on April 15, 2005, and the offering continued until June 29, 2005, with approximately 174,000 shares sold and $1.7 million of equity raised.

In June 2005, the Company formed an employee stock ownership plan (“ESOP”) in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale was consummated in August 2005, raising approximately $4.5 million in new capital. As a result of the exercise of member subscription rights and the initial ESOP investment, the Company raised approximately $6.2 million of new capital.

Although the expansion of our services to other industries and to foreign markets does require additional personnel and related expenses, it does not generally require any significant capital expenditures. Our primary capital concern is meeting CFTC regulatory requirements arising from our anticipated increased business. We expect our new business structure to alleviate most of these concerns. In addition, with the ESOP in place, we also expect to raise an additional $1 million annually in equity capital from ESOP common stock purchases. This amount, plus our ability to better control annual dividends based upon net earnings, should provide the Company with significant annual additions to capital resources. With the additional capital from sources noted above and the expected capital resources generated annually through the ESOP and operations, we anticipate meeting our expected growth capital needs for the next several years.

With our new structure in place, we have the flexibility to raise capital in a more timely manner through a stock or debt offering to our current stockholders or others approved by our board of directors. Although we have no current plans for such an offering, management believes that the availability of such capital raising mechanisms will allow the Company to be more flexible and competitive in the future.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of our financial statements.

Commodity Deposits and Accounts Receivable/Payable

Commodity accounts include equities and deficits in open futures and option contracts and funds received to margin or guarantee commodity transactions. The Company is obligated to fund margin calls on open contracts and, in turn, receives reimbursement from customers for maintenance of their respective margins. Customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately, in accordance with the Commodity Futures Trading Commission’s regulations. The Company regularly evaluates accounts receivable for the adequacy of the allowance for doubtful accounts.

Commission Revenue

Commissions on futures contracts are recognized when the related open commodity futures transaction is closed. Commissions on option contracts are recognized upon the purchase or sale of the option. Commissions and fees on our Clearing and Execution Services operation are charged when each trade is made (opened and closed).

Inventories

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices and related costs of disposal in the ordinary course of business. Management’s judgments in determining NRV involve considerations of the grading of the commodity and the basis adjustment for location and expected costs to sell. Fuel inventories are carried at the lower of cost or market using the weighted average method.

Open Contracts and Hedge Policy—Grain

Open cash and futures contracts for the purchase and sale of grain are reported at market value, and the resulting gains or losses are recognized currently in earnings. Market value includes a quoted exchange component and a basis component. The basis component is directly influenced by several factors, including transportation costs and local supply and demand conditions. The Company is exposed to risks that it may not have sufficient grain to deliver into its contracts and thus would be obligated to purchase grain at prevailing market rates in order to meet such commitments. The Company follows the policy of hedging its grain transactions through the use of those cash and futures contracts in order to minimize risk due to market fluctuations. Hedge margin accounts are carried at net liquidating valuations as of the balance sheet date.

Pensions

The Company has noncontributory defined pension plans for most of its employees. The Company’s funding policy for the U.S. plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amount the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established in the Consolidated Statements of Financial Condition representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation, net of prepaid pension assets/accrued pension liabilities, and the fair value of plan assets and is recorded as a reduction to stockholders’ equity through accumulated other comprehensive income, net of tax, in the Consolidated Statements of Financial Condition. As of August 31, 2005, the Company has recorded an accumulated reduction to stockholders’ equity of approximately $4.6 million.

To account for its defined benefits pension plan in accordance with SFAS No. 87, the Company must make three main determinations at the end of each year: First, it must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current year and to determine the net periodic pension cost for the subsequent year. For guidance in determining the rate, the Company looks at rates of return on high-quality fixed-income investments and periodic published rate ranges. See Note 6 to the Consolidated Financial Statements for a listing of the discount rates used.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current year and to determine the net periodic pension cost for the subsequent year. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook, and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. See Note 6 to the Consolidated Financial Statements for a table showing the rates used.

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The expected returned on plan assets reflects asset allocation, investment strategy, and the view of investment managers and other large pension plan sponsors. See the table in Note 6 to the Consolidated Financial Statements for the expected long-term rates used.

Deferred Income Taxes

Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of the differences are permanent, such as expenses which are not deductible on a tax return, and some of the differences are temporary, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent deductions which have been taken on the tax return but have not been recognized as expense in the financial statements. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Results of Operations

Revenues

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004

Revenues totaled $1,400.1 million for the year ended August 31, 2005 compared to $1,623.2 million for the year ended August 31, 2004, a decrease of $223.1 million, or 13.7%. The revenue decrease was primarily a result of lower grain and fuel sales of $245.6 million. This decrease was primarily a result of lower grain prices while bushels merchandised remained constant at 258 million bushels and fuel sales being $81.5 million lower as we continue moving towards brokering fuel rather than acting as principal. The grain and fuel sales decreases were partially offset by increased revenues in the Financial Services segment of $23.7 million. Additional futures trading volume from existing and new customers in both our Clearing and Execution Services segment and our Commodity and Risk Management segment accounted for an $8.4 million revenue increase. The additional volume in this segment is due to high commodities prices and resulting increased trading activity. Our combined trade volume increased from 29.9 million trades in FY2004 to 36.2 million trades in FY2005, excluding facility management trades. Service, consulting and brokerage fees were $18.9 million in FY2005, up from $12.6 million in FY2004, primarily due to increased energy and grain risk management brokerage and additional customers on our fee-based risk management program. Other revenues were higher due to the gain on the sale of a Chicago Board of Trade seat of $1.8 million and higher revenues at our FCStone Merchants entity of $23.7 million. Interest income was up by $4.2 million primarily due to much higher short-term interest rates.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003

Revenues totaled $1,623.2 million for the year ended August 31, 2004 compared to $1,231.9 million for the year ended August 31, 2003, an increase of $391.3 million, or 31.8%. The increase was primarily a result of increased grain and fuel sales of $371.2 million. This increase was a result of the increase in bushels merchandised from 248 million in FY2003 to 258 million in FY2004, along with much higher grain prices in FY2004 over FY2003, and fuel sales increasing by $40.5 million over FY2003. Additional futures trading volume from existing and new customers in both our Clearing and Execution Services segment and our Commodity and Risk Management segment accounted for $18.4 million of the revenue increase. The additional volume in this segment is due to high commodities prices and resulting increased trading activity. Our combined trade volume increased from 16.3 million trades in FY2003 to 29.9 million trades in FY2004, excluding facility management trades. Service, consulting and brokerage fees were $12.6 million in FY2004, up from $11.2 million in FY2003, primarily due to increased energy and grain risk management brokerage and additional customers on our fee-based risk management program. Other revenues were higher due to the gain on the sale of Board of Trade Clearing Corp. stock of $0.8 million. Interest income was down by $0.6 million primarily due to lower short-term interest rates.

Costs and Expenses

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004

Cost of Grain and Fuel Sold. Cost of grain and fuel sold totaled $1,278.3 million for the year ended August 31, 2005 compared to $1,521.9 million for the year ended August 31, 2004, a decrease of $243.6 million, or 16.0%. The decrease was primarily a result of lower grain prices as bushels merchandised remained constant at 258 million bushels. Fuel purchases decreased by $80.6 million from FY2004 due to reasons for declining fuel sales noted above.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $31.3 million in FY2005 compared to $28.5 million in FY2004, an increase of $2.8 million or 9.8%. This volume-related increase was primarily due to increased broker commissions from our Commodity and Risk Management segment revenue volume increases and additional personnel in our Clearing and Execution and Financial Services segments.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $26.7 million in FY2004 to $32.6 million in FY2005 is directly related to increased commissions and increased clearing and transaction fee revenues.

Introducing Broker Commissions. Introducing broker commissions expenses are directly related to the commission and clearing and transaction fee income generated by the introducing broker customers of the Company. Such expense increased from $10.0 million in FY2004 to $13.6 million in FY2005 due to the increase in commission revenues and clearing and transaction fees from such customers.

Interest. Interest expense decreased to $3.9 million in FY2005 from $4.4 million in FY2004 primarily due to the decrease in export-related bushels in our grain merchandising operations, and lower grain prices, despite higher short term rates.

Other Operating Expenses. All other operating expenses were $30.2 million for FY2005 compared to $22.6 million in FY2004, an increase of $7.6 million. This increase was primarily due to increased bad debts of $3.4 million related to the write-off of Mexican receivables in our grain merchandising segment, to increased employee benefits and payroll taxes expenses of $0.9 million, including rate increases in our pension and medical insurance plans, and increased legal and professional fees of $1.5 million primarily due to costs incurred by the Company for the restructuring and costs associated with ongoing claims in our grain merchandising segment.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003

Cost of Grain and Fuel Sold. Cost of grain and fuel sold totaled $1,521.9 million for the year ended August 31, 2004 compared to $1,154.1 million for the year ended August 31, 2003, an increase of $367.8 million, or 31.9%. The increase was primarily a result of the increase in bushels merchandised from 248 million in FY2003 to 258 million in FY2004, along with much higher grain prices in FY2004 over FY2003, resulting in higher purchase costs per bushel. Additionally, fuel purchases increased by $40.7 million over FY2003.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $28.5 million in FY2004 compared to $24.1 million in FY2003, an increase of $4.4 million or 18.3%. This volume-related increase was primarily due to increased broker commissions from our revenue volume increases and additional personnel in our Clearing and Execution and Financial Services segments.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $16.2 million in FY2003 to $26.7 million in FY2004 is directly related to increased commissions and increased clearing and transaction fee revenues. Additionally, the increase of pit brokerage and clearing fees is related to increased transaction fees charged by exchanges.

Introducing Broker Commissions. Introducing broker commissions expenses are directly related to the commission income generated by the introducing broker customers of the Company. Such expense increased from $7.9 million in FY2003 to $10.0 million in FY2004 related to the increase in commission revenues from such customers.

Interest. Interest expense increased to $4.4 million in FY2004 from $3.0 million in FY2003 due to the increase in bushels handled in our grain merchandising operations, the increase in export-related bushels, and higher grain prices.

Other Operating Expenses. All other operating expenses were $22.6 million for FY2004 compared to $20.5 million in FY2003, an increase of $2.1 million. This increase was primarily due to increased employee benefits and payroll taxes expenses of $1.1 million, including rate increases in our pension and medical insurance plans, increased bad debt expense of $0.7 million, and increased employee travel-related expenses of $0.4 million. The increase was offset by a reduction in other operating expenses of $0.6 million resulting from subrogation payments for legal expenses incurred in previous years in connection with legal proceedings involving the Company.

Income Tax Expense

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004.

Our provision for income taxes increased to $4.0 million in FY2005 from $2.0 million in FY2004 due primarily to the Company restructuring that took place in FY2005. This resulted in the Company no longer being taxed as a cooperative and therefore not being eligible to use a patronage dividend deduction. Such provision also increased due to higher earnings. As a result, the effective rate was 37.5% in FY2005, up from 24.0% in FY2004.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003.

Our provision for income taxes increased to $2.0 million in FY2004 from $1.2 million in FY2003 due to higher earnings in our nonmember business, which were fully taxable, and higher earnings in general. As a result, the effective rate was 24.0% in FY2004, up from 21.8% in FY2003.

Operations by Segment

Our reportable operating segments consist of Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising and Financial Services. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. These amounts are included in the Corporate and Other segment.

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

Commodity and Risk Management Services

Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments. The following table provides operating and other data for this segment.

	Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Revenues	$82,354	$156,548	$108,903
Operating expenses	71,194	148,641	102,227

Income before income taxes	$11,160	$7,907	$6,676

Total identifiable assets at end of period	$356,979	$212,430	$124,669

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004

Revenues decreased from $156.5 million in FY2004 to $82.4 million in FY2005, a decrease of $74.1 million. This decrease was primarily a result of the Company’s much lower fuel sales, which decreased $81.5 million as the Company has moved towards brokering fuel rather than acting as principal. Although fuel sales declined $81.5 million from FY2004, the margin on such fuel sales decreased by only $0.9 million. Service, consulting and brokerage fees were up $6.9 million over FY2004 due to increased energy and grain risk management, OTC brokerage and additional customers on our fee-based risk management program. Commission revenues were $0.4 million lower than our record FY2004 as lower grain commodity prices and more customers using our OTC products resulted in less futures volume in FY2005. With higher short term interest rates, interest income increased $1.8 million in FY2005. Other revenues were higher in FY2005 and included a gain of $1.8 million due to the sale of a CBOT seat in FY2005, whereas FY2004 included a $0.8 million gain on the sale of Board of Trade Clearing Corporation stock.

Operating expenses decreased to $71.2 million in FY2005 from $148.6 million in FY2004, a decrease of $77.4 million. For reasons noted above, costs of fuel purchases decreased by $80.6 million from FY2004. Volume-related employee compensation and commissions and related employee benefits increased $2.5 million and volume-related introducing broker commissions increased by $1.4 million, all due primarily to the growth in service, consulting and brokerage revenues and the addition of several risk management consultants.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003

Revenues increased from $108.9 million in FY2003 to $156.5 million in FY2004, an increase of $47.6 million. With strong grain commodity prices in FY2004, trading volume was up considerably over FY2003 with commissions $5.4 million higher in FY2004 than FY2003. Service, consulting and brokerage fees were $1.8 million higher in FY2004 from FY2003 primarily due to increased energy and grain risk management brokerage and additional customers using our fee-based risk management programs. Fuel sales increased from $71.1 million in FY2003 to $111.6 million in FY2004, an increase of $40.5 million. Lower short-term interest rates reduced interest income by $0.8 million in FY2004 from FY2003. The segment had gains on the sale of CBOT Clearing Corp. stock in FY2004 and FY2003 of $0.8 million and $0.3 respectively.

Operating expenses were higher at $148.6 million in FY2004 compared to $102.2 million in FY2003, an increase of $46.4 million. Volume-related employee compensation and commissions and related employee benefits were $3.5 million of this increase, and volume-related pit brokerage and introducing broker commissions were $1.9 million of this increase. Fuel purchases increased by $40.7 million over FY2003.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The following table provides operating and other data for this segment.

	Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Revenues	$53,377	$39,401	$25,988
Operating expenses	48,225	36,042	25,041

Income before income taxes	$5,152	$3,359	$947

Total identifiable assets at end of period	$380,422	$289,651	$265,796

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004

Revenues were $53.4 million for FY2005 compared to $39.4 million for FY2004, an increase of $14.0 million. With the increase in prices for energy and metals commodities in FY2005, our customers’ trading volume was up substantially over FY2004. Total trade volume increased from 28.2 million trades in FY2004 to 34.5 million trades in FY2005, excluding facility management trades. This directly impacts commission and fee revenue, which increased by $10.4 million in FY2005 over FY2004. With higher short term interest rates earned on customer margin deposits, our interest revenue was up $2.7 million, and other income was $0.9 million higher due to the close out of a customer shared-profit agreement.

Operating expenses were higher at $48.2 million for FY2005 compared to $36.0 million in FY2004, an increase of $12.2 million. This increase was primarily a result of volume-related additional pit brokerage and clearing fees of $7.5 million, introducing broker commissions of $2.1 million and increased salaries and wages and benefits of $0.9 million.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003

Revenues were $39.4 million for FY2004 compared to $26.0 million for FY2003, an increase of $13.4 million. With the increase in prices for energy, grain and metals commodities in FY2004, our customers’ trading volume was up substantially over FY2003. Total trade volume increased from 14.9 million trades in FY2003 to 28.2 million trades in FY2004, excluding facility management trades, increasing commission and fee revenue by $13.3 million in FY2004 over FY2003. With higher customer margin deposits, our interest income was up $0.1 million despite lower short-term interest rates.

Operating expenses were higher at $36.0 million for FY2004 compared to $25.0 million in FY2003, an increase of $11.0 million. This increase was primarily a result of volume-related additional pit brokerage and clearing fees of $10.0 million, introducing broker commissions of $0.7 million and increased salaries and wages of $0.6 million, offset by reductions in other operating expenses.

Grain Merchandising

The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas.

The following table provides operating and other data for this segment.

	Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Sales	$1,240,547	$1,426,846	$1,096,014
Cost of sales	1,226,674	1,412,270	1,084,754

Gross profit	13,873	14,576	11,260
Operating expenses	15,910	12,346	9,391

	(2,037)	2,230	1,869
Minority interest	611	(669)	(561)

Income (loss) before income taxes	$(1,426)	$1,561	$1,308

Total identifiable assets at end of period	$75,869	$98,306	$99,770

Year Ended August 31, 2005 Compared to Year Ended August 31, 2004

Gross profit for FY2005 was $13.9 million compared to $14.6 million in FY2004, a decrease of $0.7 million on 258 million bushels merchandised in each year. This decrease was due to a decline in per-bushel margins of 0.3 cents from FY2004 as a result of market dynamics in FY2005.

Operating expenses were $15.9 million in FY2005 and $12.3 million in FY2004, an increase of $3.6 million. This increase was primarily a result of the increase in bad debts of $3.2 million related to the write-off of two Mexican receivables on grain sold and the increase in legal and professional fees of $0.7 million primarily due to ongoing export-related arbitration claims, collection activities and other legal disputes.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003

Gross profit for FY2004 was $14.6 million compared to $11.3 million in FY2003, an increase of $3.3 million. This increase was due to both the increase in bushels merchandised from 248 million in FY2003 to 258 million in FY2004 and an approximate 24% increase in margins per bushel due primarily to additional higher-margin export bushels.

Operating expenses were $12.3 million in FY2004 and $9.4 million in FY2003, an increase of $2.9 million. This increase was primarily a result of higher interest expense of $1.3 million due to the increase in bushels handled, high commodity prices and additional export bushels that require additional inventory and receivable carrying time, higher employee compensation and employee benefits of $0.7 million due to expanded operations in the last year and an increase in bad debts of $0.5 million.

Financial Services

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

	Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Revenues	$25,775	$2,517	$2,287
Operating expenses	25,219	2,964	2,178

	556	(447)	109
Minority interest	(112)	93	—

Income (loss) before income taxes	$444	$(354)	$109

Total identifiable assets at end of period	$28,554	$5,244	$13,110

Year Ended August 31, 2005 Compared to August 31, 2004.

Revenues were $25.8 million for FY2005 compared to $2.5 million in FY2004, an increase of $23.3 million. This increase is primarily due to the transactions of FCStone Merchant Services, LLC, a subsidiary formed during FY2004. The newly formed subsidiary, while having no revenues during FY2004, had revenues of $23.7 million during FY2005, of which $22.6 million of revenues were generated from activities involving the purchase and sale of commodities and $1.0 million of revenues were earned as a profit-share in a financing arrangement.

Costs and expenses increased by $22.2 million in FY2005 over FY2004. This increase was primarily a result of the activities involving the purchase and sale of commodities discussed above.

Year Ended August 31, 2004 Compared to August 31, 2003.

Revenues for FY2004 and FY2003 were $2.5 million and $2.3 million. Operating expenses were much higher for FY2004 at $3.0 million compared to $2.2 million in FY2003 primarily due to personnel added in late FY2003 to expand this segment’s business.

Corporate and Other

The Corporate and Other segment consists of equity in investments in other companies and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees and general insurance. Corporate net expenses for the three years ended August 31, 2005, were as follows: $4.8 million for FY2005, $4.0 million for FY2004, and $3.5 million for FY2003. The primary reason for the increase in the above periods is employee compensation and the related benefits due to additional personnel and additional incentive plan costs due to the Company’s increased in each year. FY2005 included additional legal costs for the Company restructuring and ESOP.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the three years ended August 31, 2005.

	Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Cash flows provided by (used for):
Operating Activities	$30,344	$17,102	$(7,767)
Investing Activities	(7,483)	10,658	2,385
Financing Activities	(5,659)	(24,923)	7,845

Net increase in cash and cash equivalents	$17,202	$2,837	$2,463

Our principal sources of liquidity are from internally generated funds from operations and from borrowings under various credit facilities. We expect that cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide sufficient funds for operating and recurring cash needs (including working capital, capital expenditures and debt repayments) into the foreseeable future. We have approximately $377 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Cash and cash equivalents increased $17.2 million, $2.8 million, and $2.5 million in the years ended August 31, 2005, 2004 and 2003, respectively.

The Company generated cash from operations of $30.3 million and $17.1 million from operations for the years ended August 31, 2005 and 2004, respectively, while we used $7.8 million in operations for the year ended August 31, 2003, primarily due to changes in the following:

•	Accounts payable increased by $60.9 million during FY2005 compared to an increase of $30.2 million and $20.4 million in FY2004 and FY2003. The FY2005 variance is primarily due to additional customer deposits from our increased OTC volume. The FY2004 variance is primarily due to timing of grain inventory purchases and related freight costs;

•	Accounts receivable and advances on grain increased by $3.4 million during FY2005 compared to increases of $19.6 million and $25.8 million in FY2004 and FY2003. The FY2005 variance is primarily a result of additional receivables on our increased OTC volume, offset by a decrease in receivables in our grain segment. We expect our OTC volume and corresponding customer deposit receivables to continue to grow in the near future. The FY2004 variance is primarily a result of the higher grain prices experienced during FY2004, compared to the grain prices during FY2003 and the timing of grain inventory sales; and

•	Inventories of grain and fuel increased by $2.4 million during FY2005 compared to a decrease of $10.8 million in the comparable period of FY2004. The variance is primarily a result of an increase in grain inventory, offset by a decrease in fuel inventory. During FY2005, grain inventory bushels increased by 0.9 million to 3.8 million bushels. During FY2004, grain inventory bushels decreased by 2.5 million to 2.9 million bushels. During FY2003, grain inventory bushels increased by 3.2 million to 5.4 million bushels.

The Company has substantial lines of credit available and annual cash flow from operations to support continued additional growth in each segment of our operations. See, “—Financing Activities.” In addition, the Company generated $4.5 million in additional capital as a result of the initial sale of stock to the ESOP, which was consummated in August 2005. The Company’s subscription offering, which was commenced on April 15, 2005 and continued until June 29, 2005, raised an additional $1.7 million. These transactions have provided substantial capital which the Company believes is sufficient to fund significant growth for the next several years. Such capital is expected to be used primarily to meet expected CFTC regulatory capital requirements as a result of our increased growth in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. Such additional capital is also expected to enable us to increase our lines of credit above current levels.

An expansion of the grain facility located in Mobile, Alabama was placed in partial service in October 2005. This facility is reported under a capital lease with the Alabama State Docks. The expansion was constructed under a design/build type of contract and is financed by an offering of $5.5 million in industrial development revenue bonds. On October 15, 2004, after major construction was complete, but before acceptance of the project, the foundation of one of the four bins subsided during initial bin filling operations, causing significant damage to the affected bin, its foundation and other structures. Negotiations for recovery and remediation with potentially responsible parties have been undertaken. Subsequent to year end, a claim for certain resulting damage to the facility against FDGI’s own insurer has been settled for $570,500. Such settlement does not cover the damage to the underlying foundation, the costs of any remediation any foundation defects, or loss of use or other consequential damages. Negotiation has failed to resolve the issues with other responsible parties, and a lawsuit to recover remediation costs, loss of use damages and other damages has been commenced in state court in Mobile, Alabama. The Company expects to be able to hold its contractors and subcontractors and their insurers responsible for remediation of the damage, but the cost, timing and specifics of such remediation are not yet established or ascertainable and there is no assurance that collection efforts will be wholly successful. We may be forced to initially fund the remediation project to fix the damage to the bin and other affected structures while we seek to collect the remediation amount from our contractors, subcontractors and their insurers.

Due to the terms of the existing lines of credit in our Grain Merchandising segment, we expect our growth in this business segment will be limited by the capital it can retain from annual operations. We do not expect to use any additional capital from the exercise of subscription rights and sales of stock to the ESOP to support additional growth in this business segment. Our lines of credit for this segment were expanded during 2004 from $90 million to $120 million primarily as a result of the impact of higher commodity prices in early 2004, then reduced back to $96.0 million. We do not anticipate that this reduction in our line of credit will have any material impact on our operations as we intend to concentrate more on domestic business that, along with current lower commodity prices, should result in reduced financing requirements for this segment.

Financing Activities

The Company maintains a number of lines of credit to support operations. A summary of such lines is noted below.

Creditor	Renewal/ Expiration Date	Use	Amount Available	Amount Outstanding at August 31, 2005
			(dollars in millions)
Deere Credit, Inc.	March 1, 2006	Margin Calls	$40.8	$-0-
Deere Credit, Inc.	March 1, 2006	Repurchase Agreements	46.0	17.8
Deere Credit, Inc.	December 1, 2006	Subordinated Debt for Regulatory Capital	7.0	4.0
Deere Credit, Inc.	October 1, 2006	General Corporate	6.2	4.2

Total Deere			$100.0	$26.0

CoBank, ACB	January 1, 2006	Grain Merchandising	$68.0	6.0
CoBank, ACB	January 1, 2007	Grain Merchandising	8.0	-0-
CoBank, ACB	June 30, 2006	OTC & Fuel Operations	$15.0	-0-
CoBank, ACB	May 1, 2006	Repurchase Agreements	$75.0	4.8

Total CoBank			$166.0	$10.8

Harris Bank	March 10, 2006	Margin Calls	$15.0	-0-
AFG Trust Finance Limited	May 25, 2006	Grain Merchandising	$20.0	3.6
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	$5.5	4.1
Sowood Commodity Partners Fund, LP.	March 4, 2006	Junior, secured revolving credit facility—Financial Services operations	$30.0	-0-
Fortis Capital Corp.	Demand	Financial Services operations	$20.0	-0-
RZB Finance, LLC	Demand	Financial Services operations	$8.0	-0-
UFJ Bank Limited	Demand	Financial Services operations	$10.0	-0-
Subordinated Debt	December 31, 2005	Regulatory Capital	$1.8	1.5
Long-term Note	Monthly payments for 8 years	NYMEX seat	$0.5	0.5

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. FGDI was not in compliance with an annual fixed charge coverage ratio at August 31, 2005, but received a written waiver from CoBank for the fiscal year ended August 31, 2005. Except for the previously discussed noncompliance, the Company was in compliance with all other debt covenants at August 31, 2005, and expects to remain in compliance in the future.

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

Our Grain Merchandising segment has a $76.0 million line of credit with CoBank and a $20.0 million line of credit with AFG Trust Finance available to finance its operations. The segment can also utilize part of the Deere Credit repurchase agreement line to carry inventories when considered appropriate. As this segment of our business carries significant accounts receivable and inventory, the CoBank line is utilized to a great extent. The CoBank loan agreements require compliance with certain financial covenants, including compliance with minimum net worth, working capital, financial ratios and borrowing base limits. More specifically, under FGDI’s revolving credit facilities, if the amount outstanding under the revolving credit commitments exceeds the borrowing base set forth in the loan agreement, FGDI must notify CoBank of the breach and repay amounts necessary to reduce the outstanding amount. For the months ended February 29, 2004 to June 30, 2004, FGDI’s amount outstanding exceeded the borrowing base as determined by CoBank, but FGDI did not make the repayments necessary under the loan agreements. CoBank agreed to waive these violations of the terms of the loan agreements. The waiver as of June 30, 2004 was in exchange for FGDI’s agreement to a reduction of the aggregate available credit amount from $120 million to $97.5 million. At August 31, 2005, the Company was in compliance with the borrowing base limit.

The above lines of credit are generally reviewed and renewed on an annual basis.

We formed FCStone Merchant Services, LLC, a joint venture with Sowood Commodity Partners Fund, LP, in March 2004. The Company invested $2.0 million and owns 70% of the joint venture while Sowood owns the remaining 30%. Sowood provided $1.0 million in a capital investment in the joint venture, along with a $30 million junior, secured revolving credit line. The joint venture also has a $20 million line of credit with Fortis Capital Corp., a $8.0 million line of credit with RZB Finance, LLC, and a $10.0 million line of credit with UFJ Bank Limited to support its operations.

Seasonality and Fluctuations in Operating Results

We generally experience seasonality in our operations with the first quarter typically being our strongest period as a result of the U.S. grain harvest. However, with global political factors and their effect on the commodities markets, we are seeing more frequent trading volume spikes throughout the year.

Off-balance Sheet Financing Activities

During fiscal year 2004, the Company’s grain merchandising subsidiary, FGDI, began participating in a bank program to provide liquidity through the sale of insured receivables, with limited recourse. FGDI’s business purpose for entering into this program was to accelerate the receipt of funds and enable FGDI to utilize the increase in the line of credit available as a result of this program to generate additional sales. Aggregate sales of receivables during the fiscal year ended August 31, 2004 were $21.7 million. This program ended on February 17, 2005 and no amounts remain outstanding in respect of accounts receivable previously sold. We do not anticipate that the expiration of this program will have a material impact on our future operations as we intend to concentrate more on domestic business that, along with current lower commodity prices, should result in reduced financing requirements for this segment. FGDI accounted for sales of receivables under these agreements as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Contractual Obligations

The following table describes the Company’s cash payment obligations as of August 31, 2005:

	Payments Due by Period
	Total	Less than 1 Yr	1-3 Years	4-5 Years	After 5 yrs
	(in thousands)
Subordinated Debt	$5,500	$1,500	$4,000	$—	$—
Obligation under capital lease	4,125	550	1,100	1,100	1,375
Notes payable	36,911	36,514	124	124	149
Operating leases	19,790	6,220	8,169	2,934	2,467
Purchase obligations (1)	68,262	68,262	—	—	—

Total	$134,588	$113,046	$13,393	$4,158	$3,991

(1)	Purchase obligations are legally binding and enforceable agreements, net of offsetting sale obligations, to purchase commodities at specific terms.

Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our lines of credit will be adequate to meet our future liquidity needs.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the general inflation rate. Inflation did not have a material affect on our operations in the fiscal years ended August 31, 2005, 2004 and 2003. Severe increases in inflation, however, that would affect the global and U.S. economies could have an adverse affect on our business, financial condition and results of operation.

Recently Issued Accounting Standards

None.

Risk Factors

The shares of common stock issued by the Company have no public market and no public market is expected to develop. There is no established public trading market for the Company’s common stock, and we do not expect one to develop in the foreseeable future.

Our business depends heavily on market and general economic conditions. As a firm providing risk management services related to commodity prices and dealing in commodities, our business depends heavily on conditions in the commodity and financial markets and on economic conditions generally, both domestic and abroad. Many factors outside our control, such as economic, political and commodity market conditions, may directly affect the trading business, in many cases in an adverse manner.

We are subject to a risk of legal proceedings, which may result in significant losses to us that we cannot recover. Many aspects of our business subject us to substantial risk of potential liability to customers and to regulatory enforcement proceedings by state and federal regulators. Participants in the commodities trading industry face a significant amount of litigation and arbitration proceedings. Dissatisfied clients can make claims against their brokers for negligence, fraud, unauthorized trading, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by associated persons and failures in the processing of transactions. These types of claims expose us to the risk of significant loss. Acts of fraud are difficult to detect and deter, and we cannot assure you that our risk management procedures and controls will prevent losses from fraudulent activity. While we do not expect the outcome of any existing claims against us to have a material adverse impact on our business, financial condition or results of operations, we cannot assure you that these types of proceedings will not materially and adversely affect us.

In addition to the foregoing financial costs and risks associated with potential liability, the defense of litigation includes increased costs associated with attorneys’ fees. The amount of outside attorneys’ fees incurred in connection with the defense of litigation could be substantial and might materially and adversely affect our results of operations for any reporting period.

We face legal uncertainties in the conduct of our business that could adversely affect our financial results. Our business involves operations in futures markets, derivatives markets, and cash commodities markets. The legal and regulatory framework for these businesses involves substantial legal uncertainties, especially for agricultural commodities in the United States, and in international markets due to unresolved issues of a technical, legal, political and regulatory character. These uncertainties create substantial risks for the Company.

We are subject to substantial governmental and organizational regulation. Our businesses, and the commodity brokerage industry generally, are subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as the Chicago Mercantile Exchange (our designated self-regulatory organization) and the National Futures Association, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping and the conduct of principals and employees. The extensive regulatory framework applicable to our industry, the purpose of which is to protect customers and the integrity of the commodities markets, imposes significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our stockholders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules or regulations of any independent, state or federal regulatory authority could result in a fine, injunction, suspension or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules and regulations or the adoption of new statutes, rules and regulations could require us to alter our methods of operation at costs which could be substantial. In addition, our ability to comply with laws, rules and regulations is highly dependent upon our ability to maintain a compliance system which is capable of evolving with increasingly complex and changing requirements.

We depend on our ability to attract and retain key personnel. Our business, as a service business, relies heavily upon our highly-skilled and often highly-specialized employees and executive officers and the relationships they form with clients. The unexpected loss of services of any of our key employees and executive officers, or the inability to recruit and retain highly qualified personnel in the future, could have an adverse effect on our business and results of operations.

We depend heavily on our communications and information systems, which are vulnerable to systems failures. Any failure or interruption of our communications and information systems could cause delays in our trading activities, which could significantly harm our operating results. We cannot assure you that we will not suffer any of these systems failures or interruptions from power or telecommunication failures, natural disasters, or that our back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

We are subject to margin funding requirements on short notice; failure to meet such requirements would significantly harm our business. Our business involves establishment and carrying of substantial open positions for customers on futures exchanges. We are required to post and maintain margin for these positions. Although we collect margin from our customers for these positions, significant adverse price movements can occur which will require us to post margin on short notice, whether or not we are able to collect additional margin from our customers. Although we maintain borrowing facilities for the purpose of funding margin and have systems to endeavor to collect margin from customers on a same-day basis, there can be no assurance that these facilities and systems will be adequate to eliminate the risk of margin calls in the event of severe adverse price movements affecting open positions of our customers.

We do a substantial amount of business with grain companies which subjects us to additional risk. We do a substantial amount of business with grain companies, which are subject to economic forces, including agricultural commodity, energy and financial markets, which could result in uniform financial distress to companies in that business segment. Any significant increase in business distress and failures in such segment could result in corresponding risk and losses to the Company.

We must obtain and maintain credit facilities to operate; failure to maintain such facilities would require curtailment of our operations and result in losses. We are substantially dependent on credit facilities for liquidity and operational funding. These credit facilities are necessary in order to meet immediate margin funding requirements, to fund and carry ownership in cash commodities, and to maintain positions required for our own risk management position in futures and over-the-counter markets. If we are unable to obtain and maintain credit facilities, our operational ability will be impaired and we would be required to curtail operations and incur operational losses.

We operate as a principal in over-the-counter markets which involves the risks associated with commodity derivative instruments. We offer over-the-counter commodity swaps and trade options to our customers in which we act as a principal counterparty. We endeavor to simultaneously offset the commodity price risk of the instruments by establishing corresponding offsetting positions with major commodity counterparties. There can be no assurance, however, that these offsetting positions will be fully effective to eliminate the commodity derivative risk.

Transactions involving over-the-counter derivative contracts may be adversely affected by fluctuations in the level or volatility of or correlation or relationship between one or more market prices, rates or indices or other factors. These types of instruments may also be burdened by illiquidity in the market for the relevant transaction or in a related market.

Over-the-counter derivative transactions are subject to credit risks, which is the risk that a counterparty will fail to perform its obligation when due. These transactions involve substantial credit risk from our customers and other counterparties.

Over-the-counter derivative transactions are subject to the risk that, as a result of mismatches or delays in the timing of cash flows due from or to counterparties in over-the-counter derivative transactions or related hedging, trading, collateral or other transactions, the Company or its counterparty may not have adequate cash available to fund its current obligations.

We could incur material losses pursuant to over-the-counter derivative transactions because of inadequacies in or failures of our internal systems and controls for monitoring and quantifying the risk and contractual obligations associated with over-the-counter derivative transactions, for recording and valuing over-the-counter derivative and related transactions or for detecting human error, systems failure or management failure.

Over-the-counter derivative transactions may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Accordingly it may not be possible to modify, terminate or offset obligations or exposure to the risk associated with a transaction prior to its scheduled termination date.

We depend on risk management policies, practices and systems to manage significant risks. Our businesses involve substantial risks which could cause material losses if not properly managed. These risks include, but are not limited to, the risks of failing to collect and maintain adequate margin from customers, the risk of adverse price movements on Company-owned commodities or forward cash contracts and derivative contracts, and the risks of significant credit defaults. Although we have developed risk management procedures and policies to identify, monitor and manage risks, we cannot assure you that our procedures will be fully effective. Our risk management methods may not effectively predict the risks we will face in the future, which may be different in nature or magnitude than past experiences. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters provided by third parties. This information may not be accurate, complete, up-to-date or properly evaluated, and our risk management procedures may be correspondingly flawed.

We engage in substantial commodity transactions as a principal. We purchase and resell commodities. Such transactions involve substantial risks including risks of physical loss, price risk, counterparty default risks and funding and liquidity risk. We manage these risks by contract, by insurance, by hedging, and by maintaining lines of credit. However, there can be no assurance that these methods will be effective, and our commodity transactions could result in material losses.

We engage in a substantial amount of international business, which is subject to additional risk. We engage in a significant amount of business with customers in the Far East, Latin America and Canada, as well as other international customers. These business activities are subject to currency rate fluctuation, which affects our income from these activities. In addition, we may not be in a position to seek enforcement of any amounts owed by these customers to the Company because of the costs involved and other difficulties associated with seeking an enforceable judgment in these jurisdictions. In the event one of these customers fails to provide us with payment for services rendered or goods sold, we may be left with limited remedial measures. We are also subject to legal, regulatory and political risks in the other countries involved.

We are subject to net capital requirements; failure to comply with these rules would significantly harm our business. The CFTC requires futures commission merchants to maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These rules require futures commission merchants to maintain a substantial portion of their assets in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the CFTC and suspension or expulsion by the National Futures Association, various exchanges of which the futures commission merchant is a member and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences such as limiting our operations, or restricting us from withdrawing capital from our futures commission merchant subsidiary.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

We buy and sell agricultural commodities and agricultural commodity products in our business, the demand for which can be affected by weather, disease and other factors beyond our control. Weather conditions, disease and other factors have historically caused volatility in the agricultural commodities industry and consequently in our operating results by causing crop failures or significantly reduced or increased harvests, which can affect the supply and pricing of the agricultural commodities that we buy and sell in our business, reduce the demand for our fertilizer products and negatively affect the creditworthiness of our customers and suppliers. Reduced supply of agricultural commodities due to weather-related factors could adversely affect our profitability in the future.

We are subject to government policies and regulations affecting the agricultural sector and related industries that could adversely affect our operations and profitability. Government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability. Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. Future government policies may adversely affect the supply, demand for and prices of our products, restrict our ability to do business in our existing and target markets and could cause our financial results to suffer.

Our grain merchandising activities involve numerous business risks. Our grain merchandising activities depend on our ability to earn a margin on bushels of grain purchased and sold. We can incur losses if the sale price, after taking into account hedge gains and losses, is less than the purchase price, if the purchase price cannot be collected, or if there are uncovered losses relating to physical quality or uncovered risk of casualty losses. We attempt to mitigate the losses by appropriate policies and practices, but there can be no assurance that such efforts will be sufficient to avoid losses.

Our financial services activities involve substantial credit and operational risk. Our financial service activities, which primarily relate to financial accommodations to customers used to acquire and carry commodities, expose us to substantial credit risks due to possible defaults or nonperformance of our customers. In addition, we are exposed to various kinds of operational risks relating to the underlying commodities that form the basis of our financial services transactions. Losses in and to these commodities, which could be caused by fraud, misappropriation or other uninsured loss, could cause loss to us. Many of our financial services transactions depend on documents of title issued to, or held by, us. If such documents were invalid or not fully enforceable, it could cause a material loss. There are government programs that back grain warehouse receipts, but these could be inadequate to fully reimburse us for the value of grain evidenced by our warehouse receipts in the event of the business failure of the issuer of the receipt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. The commodity price risk associated with physical fuel is not material and is for the account of our customers. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. The Company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at August 31, 2005:

	Bushels (in 000’s)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	578	566	2,600	16
Purchase contracts	23,519	4,023	5,904	1,845
Sales contracts	(8,983)	(1,986)	(3,128)	(2,175)
Futures long	50	—	30	305
Futures short	(15,272)	(2,563)	(5,299)	—

Net open position	(108)	40	107	(9)

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the year-end 2005 level of $2.16 per bushel would result in a gain (or loss) to future earnings of approximately $(23,000).

A hypothetical 10% increase (or decrease) in the market price of soybeans from the year-end 2005 level of $5.87 per bushel would result in a gain (or loss) to future earnings of approximately $23,000.

A hypothetical 10% increase (or decrease) in the market price of wheat from the year-end 2005 level of $3.17 per bushel would result in a gain (or loss) to future earnings of approximately $34,000.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the year-end 2005 level of $1.57 per bushel would result in a gain (or loss) to future earnings of approximately $(1,000).

The Company’s commodity price risk associated with physical fuels is not material and is held for the account of our customers.

Interest Rate Risk

The Company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at August 31, 2005 has a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates.

In the financing of grain, as interest rates increase, the spread between future option months generally becomes wider, allowing larger incomes in grain margins to offset the potential increases in interest expense. A portion of the outstanding balance of variable rate debt is used to finance certain notes receivable to customers in the financial services segment. The interest charged on the notes receivable is also at a variable rate, therefore eliminating the interest rate risk on that debt. Of the variable rate debt, the average outstanding balance subject to interest rate risk of the past year was $43.7 million. A hypothetical 100 basis point increase (or decrease) in interest rates would result in a (loss) or gain to future earnings of $437,000, assuming a similar debt level in FY2006.

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $4.1 million is not material to the financial statements. We believe the risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

Foreign Currency Risk

The Company conducts most of its business in U.S. dollars but does have minor risk regarding foreign currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

Item 8. Financial Statements and Supplementary Data

Our audited consolidated financial statements are filed under this Item, beginning on page F-1 of this Report. Our financial statement schedules are filed under Item 15 “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls & Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended August 31, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, cannot provide complete assurance that the Company’s disclosure controls and procedures will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley. As a result of the restructuring described above, the Company will be subject to Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder. We are currently in the process of instituting an internal controls program that will meet the requirements of Section 404 and the applicable regulations. Our CEO and CFO currently believe that the internal controls program will be implemented by the SEC’s extended compliance deadline, which will require the Company to meet the requirements of Section 404 by the end of its 2007 fiscal year. We believe, however, that any deficiencies that may be identified by our efforts to comply with Section 404 will not affect the accuracy of our financial statements included in this report.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 5, 2006, will contain under the caption “Election of Directors” and “Audit Committee Report” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 5, 2006, will contain under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 5, 2006, will contain under the caption “Executive Compensation” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 5, 2006, will contain under the caption “Voting Securities and Principal Holders Thereof” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 5, 2006, will contain under the caption “Certain Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on January 5, 2006, will contain under the caption “Audit and Non-Audit Fees” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1) The following financial statements are filed as a part of this Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of August 31, 2005 and August 31, 2004

Consolidated Statements of Operations for the years ended August 31, 2005, August 31, 2004 and August 31, 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2005, August 31, 2004 and August 31, 2003

Consolidated Statements of Cash Flows for the years ended August 31, 2005, August 31, 2004 and August 31, 2003

Notes to Consolidated Financial Statements

(2) The following financial statement schedules are filed as a part of this Report on Form 10-K:

Schedule I—Parent company condensed financial statements

Schedule II—Valuation and qualifying accounts

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference as indicated on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCSTONE GROUP, INC.

November 29, 2005	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson,
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ PAUL G. ANDERSON Paul G. Anderson	President and Chief Executive Officer (Principal Executive Officer)	November 29, 2005

/S/ ROBERT V. JOHNSON Robert V. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2005

/S/ BRUCE KREHBIEL Bruce Krehbiel	Chairman of the Board, Director	November 29, 2005

/S/ JACK FRIEDMAN Jack Friedman	Vice Chairman, Director	November 29, 2005

/S/ ERIC PARTHEMORE Eric Parthemore	Director	November 29, 2005

/S/ BRENT BUNTE Brent Bunte	Director	November 29, 2005

/S/ DOUG DERSCHEID Doug Derscheid	Director	November 29, 2005

/S/ KENNETH HAHN Kenneth Hahn	Director	November 29, 2005

/S/ TOM LEITING Tom Leiting	Director	November 29, 2005

/S/ DAVE REINDERS Dave Reinders	Director	November 29, 2005

/S/ ROLLAND SVOBODA Rolland Svoboda	Director	November 29, 2005

/S/ DAVID ANDRESEN David Andresen	Director	November 29, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

FCStone Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of FCStone Group, Inc. and subsidiaries (the Company) as of August 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II for each of the years in the three-year period ended August 31, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FCStone Group, Inc. and subsidiaries as of August 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Des Moines, Iowa

November 18, 2005

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	August 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Unrestricted	$25,145	$7,943
Restricted	1,410	1,403
Segregated	10,509	42,786
Commodity deposits and accounts receivable:
Commodity exchanges and clearing organizations—customer segregated, including United States treasury bills and notes of $338,837 in 2005, $364,040 in 2004	396,446	292,597
Proprietary commodity accounts	18,028	20,879
Customer regulated accounts in deficit secured by U.S. Treasury bills and notes of $2,786 in 2005 and $38,108 in 2004 included above	6,351	38,964

Total commodity deposits and accounts receivable	420,825	352,440

Marketable securities, at fair value—customer segregated and other (including other of $373 in 2005 and $299 in 2004)	192,328	57,799
Accounts receivable and advances on grain	110,246	106,867
Notes receivable	9,632	2,079
Inventories—grain and fuel	14,605	12,198
Exchange memberships, at cost (fair value of $5,803 in 2005, $2,785 in 2004) (note 2)	1,730	1,155
Furniture, equipment, and improvements, net of accumulated depreciation of $4,676 in 2005 and $3,734 in 2004	8,206	8,652
Deferred income taxes (note 4)	4,013	2,710
Investments in affiliates and others	1,726	1,701
Investments in cooperatives	1,843	1,452
Other assets	3,304	4,642

Total assets	$805,522	$603,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$4,880	$8,022
Commodity and customer regulated accounts payable	549,200	411,660
Trade accounts payable and advances	129,715	68,807
Accrued expenses	20,764	16,196
Notes payable (note 10)	36,911	41,531
Subordinated debt (note 12)	5,500	5,750
Patronage refunds payable in cash	—	1,869
Obligations under capital leases	4,125	4,675

Total liabilities	751,095	558,510

Minority interest (note 1)	4,755	5,488

Stockholders’ equity (notes 5 and 9):
Preferred stock, nonvoting; $1,000 par value per share, nondividend-bearing, authorized 50,000 shares:
Series I issued -0- shares at August 31, 2005, 12,972.35 shares in 2004;	-0-	12,972
Series II issued -0- in 2005; 897.61 in 2004;	-0-	898
Common stock:
Class A, voting; $5,000 par value per share, nondividend-bearing, authorized -0- and 2,000 shares at August 31, 2005 and 2004, respectively; issued and outstanding -0- and 424 shares at August 31, 2005 and 2004, respectively	-0-	2,369
Class B, voting; $100,000 par value, nondividend-bearing, authorized -0- and 100 shares at August 31, 2005 and 2004, respectively; issued and outstanding -0- and 5 shares at August 31, 2005 and 2004, respectively	-0-	500
Common stock, no par value, authorized 20,000,000 and -0- at August 31, 2005 and 2004, respectively; issued and outstanding 4,828,279 and -0- shares at August 31, 2005 and 2004	21,524	-0-
Accumulated other comprehensive loss	(4,555)	(3,039)
Retained earnings	32,703	26,129

Total stockholders’ equity	49,672	39,829

Commitments and contingencies (notes 8, 11, and 13)

Total liabilities and stockholders’ equity	$805,522	$603,827

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2005	2004	2003
Revenues:
Commissions—commodity futures and options	$52,734	$50,443	$41,034
Service, consulting and brokerage fees	18,913	12,622	11,162
Clearing and transaction fees	22,191	16,041	7,013
Interest	8,177	3,982	4,610
Other	5,883	2,334	1,483
Sales of grain and fuel	1,292,200	1,537,793	1,166,554

Total revenues	1,400,098	1,623,215	1,231,856

Costs and expenses:
Cost of grain and fuel sold	1,278,333	1,521,925	1,154,103
Employee compensation and broker commissions	31,315	28,502	24,111
Pit brokerage and clearing fees	32,641	26,743	16,152
Introducing broker commissions	13,600	10,016	7,881
Employee benefits and payroll taxes (note 6)	7,766	6,850	5,725
Office, equipment and facilities rent and expenses (note 8)	5,113	4,552	4,461
Communications and marketing information	3,287	2,831	2,804
Interest	3,946	4,418	3,040
Travel and related	2,368	2,049	1,624
Depreciation and amortization	912	833	803
Bad debt expense	4,077	716	76
Other operating expenses	6,709	4,760	5,010

Total costs and expenses	1,390,067	1,614,195	1,225,790

Income before income tax expense and minority interest	10,031	9,020	6,066
Minority interest (note 1)	(499)	576	561

Income after minority interest and before income tax expense	10,530	8,444	5,505
Income tax expense (note 4)	3,950	2,030	1,200

Net income	$6,580	$6,414	$4,305

Basic and diluted shares outstanding	4,357
Basic and diluted earnings per share	$1.51

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock	Preferred Stock	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
			Class A	Class B
Balance at August 31, 2002	$—	$13,620	$2,782	$500	$(1,927)	$20,197	$35,172

Net income	—	—	—	—	—	4,305	4,305
Pension adjustment	—	—	—	—	(2,005)	—	(2,005)

Total comprehensive income							2,300
Transfer of Class A to preferred stock due to member reorganizations	—	67	(67)	—	—	—	—
Patronage refunds:
Payable in cash:
Class A	—	—	—	—	—	(948)	(948)
Class B	—	—	—	—	—	(482)	(482)
Application of current year patronage to common and preferred stock	—	525	47	—	—	(572)	—
Cash received on shares issued and subscribed	—	—	2	—	—	—	2
Cash disbursed on shares retired	—	(206)	(11)	—	—	—	(217)

Balance at August 31, 2003	—	14,006	2,753	500	(3,932)	22,500	35,827

Net earnings	—	—	—	—	—	6,414	6,414
Pension adjustment	—	—	—	—	893	—	893

Total comprehensive income	—	—	—	—			7,307
Transfer of Class A to preferred stock due to member reorganizations	—	49	(49)	—	—	—	—

Patronage refunds:
Payable in cash:
Class A	—	—	—	—	—	(1,420)	(1,420)
Class B	—	—	—	—	—	(449)	(449)
Application of current year patronage to common and preferred stock	—	851	65	—	—	(916)	—
Cash received on shares issued and subscribed	—	—	1	—	—	—	1
Cash disbursed on shares retired	—	(1,036)	(401)	—	—	—	(1,437)

Balance at August 31, 2004	—	13,870	2,369	500	(3,039)	26,129	39,829

Net income	—	—	—	—	—	6,580	6,580
Pension adjustment	—	—	—	—	(1,516)	—	(1,516)

Total comprehensive income	—	—	—		—	—	5,064
Application of prior year’s patronage	—	6	—	—	—	(6)	—
Conversion, as a result of restructuring	16,737	(13,872)	(2,365)	(500)	—	—	—
Repurchase of stock	(605)	—	—	—	—	—	(605)
Cash received on shares issued	6,231	—	—	—	—	—	6,231
Cash disbursed on shares retired	—	(4)	(4)	—	—	—	(8)
Registration costs	(839)	—	—	—	—	—	(839)

Balance at August 31, 2005	$21,524	$—	$—	$—	$(4,555)	$32,703	$49,672

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$6,580	$6,414	$4,305
Depreciation and amortization, including amounts in cost of grain and fuel sold of $639 in 2005; $28 in 2004; and $34 in 2003	1,551	861	837
Gain on sale of Chicago Board of Trade exchange seat	(1,750)	—	—
Gain on disposal of Chicago Board of Trade Clearing Corporation Stock	—	(833)	(263)
Equity in earnings of affiliates	(25)	(66)	(175)
Minority interest, net of distributions	(733)	1,380	351
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(33,097)	(12,535)	(576)
Increase in accounts receivable and advances on grain	(3,379)	(19,622)	(25,845)
(Increase) decrease in inventory—grain and fuel	(2,407)	10,831	(7,197)
Increase in other assets	(356)	(1,627)	(1,202)
Increase in accounts payable	60,908	30,152	20,389
Increase in accrued expenses	3,052	2,147	1,609

Net cash provided by (used in) operating activities	30,344	17,102	(7,767)

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(1,105)	(918)	(767)
Net change in investment in marketable securities	—	—	1
(Issuance) collections of notes receivable	(7,553)	9,732	2,503
Purchase of exchange seat	(925)	—	—
Purchase of CME clearing firm stock	—	(68)	—
Proceeds from sale of Chicago Board of Trade Clearing Corporation Stock	—	1,912	648
Proceeds from sale of Chicago Board of Trade exchange seat	2,100	—	—

Net cash (used in) provided by investing activities	(7,483)	10,658	2,385

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	(3,142)	8,022	—
(Payments on) proceeds from note payable, net	(4,620)	(34,517)	11,035
Proceeds from issuance of common stock	6,231	1	2
Payment for redemption of stock	(613)	(1,437)	(217)
Payment of prior year patronage	(1,869)	(1,429)	(937)
Payments under capital lease	(550)	(688)	(138)
Proceeds from subordinated debt	9,000	5,750	—
Payment of subordinated debt	(9,250)	(500)	(500)
Monies deposited in escrow	(7)	—	(1,400)
Debt issuance costs	—	(125)	—
Registration costs	(839)	—	—

Net cash (used in) provided by financing activities	(5,659)	(24,923)	7,845

Net increase in cash and cash equivalents—unrestricted	17,202	2,837	2,463
Cash and cash equivalents—unrestricted—at beginning of year	7,943	5,106	2,643

Cash and cash equivalents—unrestricted—at end of year	$25,145	$7,943	$5,106

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,821	$4,785	$3,154
Income taxes	4,215	2,057	1,187

Supplemental disclosure of noncash investing and financing activities:
Application of current year patronage to common and preferred stock	$—	$916	$572
Transfer of Class A common stock to preferred stock, due to member reorganizations	—	49	67
Transfer of retained earnings to patronage payable, due to patronage refunds	—	1,869	1,430

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

ORGANIZATION

The accompanying consolidated financial statements include the financial statements of FCStone Group, Inc. and its wholly-owned subsidiaries, FCStone, L.L.C. (FCStone); FCC Investments, Inc. (FCC Investments); FCStone Trading L.L.C. (FCStone Trading); FCC Futures, Inc.; FCStone Financial, Inc. (FCStone Financial); FCStone Forex LLC; FCStone International, LLC; and 70% owned FGDI, L.L.C. (FGDI); and 70% owned FCStone Merchant Services, LLC (FCStone Merchant Services) (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

FCStone is a commodity futures commission merchant servicing customers primarily in grain and energy related businesses. FCC Investments is registered as a securities broker-dealer. FCStone Trading provides risk management services, acts as a dealer in over-the-counter derivative contracts on physical commodities. FCC Futures, Inc. acts as a guaranteed introducing broker of FCStone and is registered with the National Futures Association. FCStone Financial provides railcar services to grain companies through leasing and subleasing of railcars and also enters into sale/repurchase agreements with grain companies for the purchase and sale of certain commodities. FCStone Forex LLC provides over-the-counter interbank currency dealing services to self-directed and professionally managed client accounts. FGDI’s primary operations relate to grain merchandising. FCStone Merchant Services provides specialized financing through inventory repurchase arrangements, transactional commodity finance arrangements, and processing and tolling arrangements. FCStone International, LLC owns subsidiaries formed in Canada and Brazil.

The Company’s investment in Farmers Commodities Transportation Company, LLC (FCTC) represents 10% of the outstanding member units and is reported under the equity method at August 31, 2005 and 2004. FCTC provides railcar service through the leasing and subleasing of railcars and brokering the usage of these cars. FCStone provides management services, including accounting, administrative, personnel, and office space, to FCTC and has two members on FCTC’s board of directors. The Company also has minority holdings in two other entities, Lehi Mills L.L.C. and Hurley & Associates, both of which are carried under the equity method.

On March 1, 2005, the voting members of the Company approved the restructuring of the Company by terminating the Company’s cooperative status and ending the patronage-based rights accruing to the Company’s members (see note 9).

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

COMMODITY DEPOSITS AND ACCOUNTS RECEIVABLE/PAYABLE

Commodity accounts include equities and deficits in open futures and option contracts and funds received to margin or guarantee commodity transactions. The Company is obligated to fund margin calls on open contracts and, in turn, receives reimbursement from customers for maintenance of their respective margins. In accordance with the Commodity Futures Trading Commission’s regulations, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately. Commodity deposits and receivables with clearing organizations and commodity customer payables are reported gross except where a right of offset exists.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARKETABLE SECURITIES

Marketable securities consist of short-term overnight investments in U.S. Treasury and U.S. Government Agency repurchase agreements and money market funds allowed by the Commodities Futures Trading Commission’s regulations for segregated customer funds. These securities are reported at market value, which approximates cost given their short-term nature. Unrealized gains and losses are recognized in other comprehensive income.

TRADE ACCOUNTS RECEIVABLE

The Company records trade receivables due from its customers at the time sales are recorded in accordance with its revenue recognition policy. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it believes may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its customers. If the Company becomes aware of a customer’s inability to meet its financial obligations (e.g., where it has filed for bankruptcy), the Company establishes a specific allowance for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes it is probable will be collected.

INVENTORIES

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. Realized and unrealized gains and losses on futures contracts are credited or charged to current cost of sales.

Fuel inventory is recorded at the lower of cost or market using the weighted average method. Additionally, FCStone Trading has minimum line fill requirements at two pipeline companies totaling 588,000 gallons of liquid fuels. If such line fill requirements are not met, the Company cannot deliver product again until they are met. FCStone Trading is required by certain fuel suppliers to make payment for fuel prior to line fills. Such payments have been reported as inventory and amounted to $0 and $1,327,000 at August 31, 2005 and 2004 respectively.

A summary of inventories as of August 31, 2005 and 2004 are as follows:

	2005	2004
Grain	$14,140,786	$9,164,408
Fuel	464,315	3,034,270

	$14,605,101	$12,198,678

DERIVATIVE FINANCIAL INSTRUMENTS—GRAIN

FGDI’s use of derivative instruments includes commodity futures and option contracts offered through regulated commodity exchange to reduce price risk. FGDI does not use derivative instruments for trading purposes and have procedures in place to monitor and control their use.

Accounting for these derivative instruments is done in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Derivative instruments are required to be reported on the consolidated statements of financial condition at fair values. Fair values are determined based on published prices from regulated commodity exchanges.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMODITY PRICE RISK

FGDI has open cash contracts for the purchase and sale of grain, which are reported at market value and the resulting gains or losses are recognized currently in cost of products sold. FGDI is exposed to risks that it may not have sufficient grain quantity to deliver against its contacts and thus would be obligated to purchase grain at prevailing market prices in order to meet such commitments. FGDI is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and cash grain purchases and sales contracts. In order to reduce these risks, FGDI generally takes opposite and offsetting positions using futures contracts or options.

Realized and unrealized gains and losses on futures contracts and option contracts used as economic hedges of grain inventories and purchase and sale contracts are recognized in cost of products sold for financial reporting, using market prices. Inventories and cash purchase and sale contracts are marked to fair value using market-based prices so that gains and losses on the derivative contracts are offset by gains or losses on inventories and purchase and sale contracts.

HEDGE POLICY—FUEL

The Company follows the policy of hedging its fuel purchases made on behalf of its customers to minimize the risk due to market fluctuations. The gains and losses relating to closed hedge positions are either billed to or returned to the participant members and are allocated based upon their respective volume of business. The Company is exposed to credit risk of participating members, to the extent they fail to settle their obligations.

Balances receivable from or due to Fuel Alliance members under these hedging contracts are reported at market value based on publicly available third-party pricing services and reflected as other receivables or accounts payable—customers in the financial statements and the related unrealized gain or loss is recorded in cost of fuel sold.

FURNITURE, EQUIPMENT, SOFTWARE, AND IMPROVEMENTS

Furniture, equipment, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations, while expenditures for major replacements and betterments are capitalized.

FGDI had leased property, primarily comprised of grain bins, under net carrying value of $4,950,000 and $5,568,750 at August 31, 2005 and 2004, respectively (see note 8).

Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, and leasehold improvements are depreciated over five to forty years. Software is depreciated over a useful life of three years. Capital leases for grain bins are depreciated over the remaining life of the lease from the date placed in service.

CASH AND CASH EQUIVALENTS—UNRESTRICTED

Cash equivalents consist of investments with original maturities of three months or less and include money market funds totaling $14,725,850 and $3,261,900 at August 31, 2005 and 2004, respectively.

CASH AND CASH EQUIVALENTS—RESTRICTED

FCStone and FGDI have deposited monies into an escrow account held at a financial institution, in connection with FGDI’s capital lease obligation (see note 8). The deposited funds, and all earnings, are required to be held in escrow until repayment of the bond sinking fund.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CASH AND CASH EQUIVALENTS—SEGREGATED

Pursuant to requirements of the Commodity Exchange Act, funds deposited by customers relating to futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. At August 31, 2005 and 2004, cash and cash equivalents—segregated included an interest bearing cash account of $5,043,322 and $35,118,576, respectively, for deposit of customer funds.

MINORITY INTERESTS

Minority interest in net assets and income reflected in the accompanying consolidated financial statements consists of:

a) A 30% minority interest held by an unaffiliated third party in FGDI, a domestic limited liability company, for 2005, 2004, and 2003.

b) A 30% minority interest held by an unaffiliated third party in FCStone Merchant Services, a domestic limited liability company for 2005 and 2004.

The following tables set forth the components of minority interest in the consolidated statements of financial condition:

	August 31
	2005	2004
FGDI, LLC	$3,736,249	$4,581,418
FCStone Merchant Services, LLC	1,018,776	906,921

Total	$4,755,025	$5,488,339

COMMISSION REVENUE AND EXPENSE

Commissions on futures contracts are recognized when the related open commodity futures transaction is closed. Commissions on option contracts are recognized upon the purchase or sale of the option.

SERVICE AND CONSULTING FEES

Risk management service and consulting fees are billed and recognized as revenue on a monthly basis when such services are provided. Such agreements are generally for one-year periods but are cancelable by either party with a 30-day notice.

CLEARING AND TRANSACTION FEES

Clearing and transaction fees are charged when each trade is made (opened and closed).

REVENUE RECOGNITION ON PURCHASE AND SALE OF COMMODITIES

The Company recognizes revenue on sales when the agricultural products or fuel are shipped and/or the customer takes ownership and assumes risk of loss. In addition, in accordance with accounting principles generally accepted in the United States of America, revenues from certain activities should be reported gross with a separate display of cost of sales. Revenues from our grain merchandising and fuel sales have been presented gross. These grain merchandising and fuel sales include activities in which we are the primary obligor responsible for fulfillment, act as principal, change the product or perform part of the service, take title to the inventory and assume the risk and rewards of ownership, such as the risk of loss for collection and delivery.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OTHER REVENUES

The Company reports its equity in the earnings of unconsolidated affiliates as other revenue. This amounted to $25,263, $65,569, and $185,304, in 2005, 2004, and 2003, respectively.

The Company recorded a gain on the sale of a Chicago Board of Trade exchange seat in the amount of $1,749,850 in 2005, which is included in other income.

The Company recorded a gain on the sale of its investment in The Clearing Corporation stock of $832,880 in 2004 and $263,015 in 2003, which is included in other income.

PATRONAGE REFUNDS

Prior to September 1, 2004, the Company operated on a cooperative basis; accordingly, substantially all savings arising from business transacted with or for members were allocated to them in the form of cash or stockholders’ equity.

INCOME TAXES

Prior to September 1, 2004, the Company operated as a nonexempt cooperative under Sections 1381 through 1388 of the Internal Revenue Code. Accordingly, federal income taxes were based on nonmember savings and the portion of member savings not allocated as patronage refunds, if any. The companies file a consolidated income tax return, and income taxes are allocated to the companies on the basis of their taxable income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances will be recorded to reduce deferred tax assets when is more likely than not that a tax benefit will not be realized.

RECLASSIFICATIONS

Certain amounts, as reported in the prior year’s financial statements, have been reclassified to conform with the current year presentation.

2. EXCHANGE MEMBERSHIPS

On January 18, 2005, FCStone entered into an agreement to jointly purchase a full membership in the New York Mercantile Exchange. The cost of the membership was $925,000, of which $550,000 was financed through a third-party with an installment note to be paid over 96 installments, carrying an interest rate of 1.75 percent over the current Fed Fund rate per the Wall Street Journal.

At August 31, 2005, the Company’s exchange memberships include seats on the Chicago Board of Trade, the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange and the Chicago Mercantile Exchange. The cost of these memberships was $641,000, $111,000, $10,500, $925,000 and $42,000, respectively.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SEGREGATED REQUIREMENTS

Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of the Company relating to futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing and as a result, may differ from those presented in the accompanying consolidated statements of financial position. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers at August 31, 2005 and 2004, are as follows:

	2005	2004
Cash-segregated	$9,818,297	$42,724,239
Marketable securities, at fair value—customer segregated	191,951,270	57,428,535
Marketable securities held at a bank classified in commodity deposits and accounts receivable from commodity exchanges and clearing organizations	27,056,721	19,625,336
Commodity deposits and accounts receivable from commodity exchanges and clearing organizations, including marketable securities, net of omnibus eliminations	365,906,721	270,174,709

	594,733,009	$389,952,819

Amount required to be segregated	571,451,661	377,555,966

Excess funds in segregation	$23,281,348	$12,396,853

Funds deposited by customers and other assets, which are held in separate accounts for foreign futures, and foreign options customers at August 31, 2005 and 2004 are as follows:

	2005	2004
Cash-segregated	$100,000	$100,000
Equities with registered futures commissions merchants	72,625	133,635
Amounts held by members of foreign boards of trade	787,224	1,864,302

	959,849	2,097,937

Amount required to be segregated	130,584	684,210

Excess funds in segregation	$829,265	$1,413,727

4. INCOME TAXES

Income tax expense consists of current and deferred taxes as follows:

	2005	2004	2003
Current:
Federal	$4,027,000	$2,425,700	$1,164,800
State and local	373,000	256,300	75,200

Total current	4,400,000	2,682,000	1,240,000

Deferred:
Federal	(402,000)	(615,700)	(37,800)
State and local	(48,000)	(36,300)	(2,200)

Total deferred	(450,000)	(652,000)	(40,000)

Total income tax expense	$3,950,000	$2,030,000	$1,200,000

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense differs from the “expected” tax expense computed by applying the federal income tax rate of 34% to earnings before income tax expense as follows:

	2005	2004	2003
“Expected” tax expense	$3,580,247	$2,870,937	$1,871,799
Patronage refund deduction	—	(1,002,609)	(680,678)
State income tax	214,500	145,300	48,169
Nondeductible expenses and other	155,253	16,372	(39,290)

Income tax expense	$3,950,000	$2,030,000	$1,200,000

The tax effects of temporary differences that give rise to deferred income tax assets are:

	2005	2004
Pension liability	$2,182,500	$1,295,000
Deferred compensation	1,440,100	1,036,700
Bad debt reserve	243,000	124,200
All other assets	147,100	254,100

Net deferred tax assets	$4,012,700	$2,710,000

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. As such, no valuation allowances have been provided.

5. EARNINGS PER SHARE

Prior to the conversion from a cooperative to a corporation, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members based on the level of business conducted with the Company as opposed to a common shareholder’s proportionate share of underlying equity in the Company. Under the corporate structure, earnings of the Company may be distributed to shareholders based on their proportionate share of underlying equity. Earnings per share has been presented in the accompanying Consolidated Statement of Operations. The calculation of the basic and diluted shares outstanding for the year ended August 31, 2005, assumes the shares issued as a result of the restructuring had been issued and outstanding for the full year.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. RETIREMENT PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date.

The following table presents changes in, and components of, the Company’s net liability for retirement costs:

Changes in Benefit Obligation	2005	2004	2003
Benefit Obligation at beginning of year	$18,432,020	$16,604,588	$11,215,691
Service Cost with interest	1,708,926	1,624,129	1,157,413
Interest Cost	1,143,801	988,797	838,582
Assumption Changes	3,403,226	(769,016)	3,373,469
Actuarial (gain)/loss	(132,427)	245,927	268,711
Benefits Paid	(289,449)	(262,405)	(249,278)

Benefit Obligation at end of year	24,266,097	18,432,020	16,604,588

Changes in Plan Assets
Fair Value at beginning of year	10,534,915	7,217,997	6,403,797
Actual Return	454,266	1,391,001	83,496
Employer Contribution	2,585,940	2,188,322	979,982
Benefits Paid	(289,449)	(262,405)	(249,278)

Fair Value at end of year	13,285,672	10,534,915	7,217,997

Funded Status	(10,980,425)	(7,897,105)	(9,386,591)
Unrecognized actuarial (gain)/loss	10,855,102	7,189,412	9,006,087
Contributions from Measurement Date to Fiscal Year End	419,784	867,120	916,555
Minimum Liability	(6,702,314)	(3,755,667)	(5,853,525)

Accrued pension cost	$(6,407,853)	$(3,596,240)	$(5,317,474)

A change in the minimum pension liability resulted in a $1,515,912 after-tax charge to other comprehensive loss in 2005 and a $893,224 after-tax reduction to other comprehensive loss in 2004.

The following table displays FCStone Group, Inc.’s plans that have accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	August 31
	2005	2004
Accumulated benefit obligations	$19,767,104	14,131,155

Projected benefit obligations	24,266,097	18,432,020

Plan assets	13,285,672	10,534,915

The retirement benefit obligation was based upon an annual measurement date of June 30 and was determined using the following weighted-average assumptions:

	2005	2004	2003
Weighted-average assumptions:
Discount rate—end of year	5.25%	6.25%	6.00%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase—based on age graded scale	2.50% to 7.20%	3.50% to 7.20%	3.50% to 7.20%

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of retirement benefit costs recognized in the consolidated statements of operations were as follows:

	2005	2004	2003
Service cost	$1,708,926	$1,624,129	$1,157,413
Interest cost	1,143,801	988,797	838,582
Less: Actual return on assets	454,266	1,391,001	83,496
Net amortization and deferral	(79,103)	1,293,586	(124,990)

	$2,319,358	$2,515,511	$1,787,509

The following table sets forth the actual asset allocation for the years ended August 31, 2005 and 2004, and the target asset allocation for the Company’s plan assets:

	August 31,		Target Asset Allocation (1)
	2005	2004
Equity securities	73%	71%	65% to 75%
Debt securities	27%	29%	25% to 35%
Total	100%	100%

(1)	The long-term goal for equity exposure and for fixed income exposure is within the limits presented. The exact allocation at any point in time is at the discretion of the investment manager, but should recognize the need to satisfy both the volatility and the rate of return objectives for equity exposure, and satisfy the objective of preserving capital for the fixed income exposure.

The assets of the qualified pension plan are managed in a way that reflects the uniqueness of the Plan:

•	Over the long-term, the risk of owning equities has been, and should continue to be, rewarded with a somewhat greater return than that available from fixed income investments.

•	The role of fixed income investments are recognized as vehicles with the potential for dampening the volatility of rates of return, while producing a predictable stream of income.

The following Investment Objectives are believed to be reasonable and achievable within the guidelines of the Investment Philosophy:

•	Over the long-term, the Plan should achieve a minimum average total rate of return of four percentage points (4.0%) above the rate of inflation as measured by the Consumer Price Index.

•	The real rate of return goal assumes the following: real rate of return for equities of 10.0% and a real rate of return for fixed income of 4.0%.

•	The fund variability should be no greater than the average variability of the markets themselves.

•	Relative and comparative performance will also be a factor in the evaluation of the quality of investment management services rendered.

The Company expects to contribute approximately $2.5 million to the pension plan during 2006.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year	Pension Benefits
2006	$337,707
2007	388,286
2008	452,825
2009	538,732
2010	655,192
2011 – 2015	5,688,709

The Company participates in a 401(k) plan in the Thrift/Savings Plan for Cooperatives, a defined contribution plan. The Company contributed approximately $913,000, $813,000, and $710,000 to the 401(k) plan during 2005, 2004, and 2003, respectively.

7. ADJUSTED NET CAPITAL REQUIREMENTS

Pursuant to the rules, regulations, and requirements of the Commodity Futures Trading Commission and other regulatory agencies, FC Stone is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FC Stone’s adjusted net capital and minimum net capital requirement at August 31, 2005 and 2004 were as follows:

	2005	2004
Adjusted net capital	$24,935,736	$23,426,399
Minimum net capital requirement	$17,480,009	$11,842,162

The rules, regulations, and requirements of the Commodity Futures Trading Commission prohibit the withdrawal of equity if, after giving effect to such withdrawal and capital reductions which are scheduled to occur within six months, adjusted net capital is less than the greater of $375,000 or 7% of the amount required to be segregated.

FCC Investments, Inc. is required to maintain certain net capital as defined by the Securities and Exchange Commission. At August 31, 2005 and 2004, FCC Investments net capital was $385,603 and $346,898, respectively. The minimum net capital requirement was $250,000 at August 31, 2005 and 2004, respectively.

8. COMMITMENTS

The Company leases office space, equipment, automobiles, and an airplane under noncancelable operating leases which expire on various dates through 2008. Most of the Company’s leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses. At August 31, 2005, minimum rental payments due under operating leases were as follows: 2006, $1,692,000; 2007, $1,490,000; 2008, $1,303,000; 2009, $645,000; and 2010, $320,000.

The rental expense under the above operating leases was approximately $2,167,000, $1,862,000, and $1,968,000 in 2005, 2004, and 2003, respectively.

FCStone Financial leases covered hopper cars and, in turn, subleases these cars to a railroad company. The original operating lease expired on September 30, 2002, and FCStone Financial continues to lease the cars on a month-to-month basis as allowed under the original lease terms. Rental expense, net of mileage credits and

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance costs, under this lease totaled approximately $656,000, $642,000, and $620,000 in 2005, 2004, and 2003, respectively. The original sublease also expired on September 30, 2002 and was renewed on a cancelable basis for a three year period beginning October 1, 2002. Annual lease rentals under this agreement are expected to be approximately $757,000 in 2006. Sublease rental income, net of mileage credits and maintenance costs, totaled approximately $831,000, $830,000, and $795,000 in 2005, 2004, and 2003, respectively.

During the year ended August 31, 2003, FGDI entered into a lease agreement for grain bins that were under construction, and recorded a capitalized asset and capital lease obligation of $5.5 million. Construction of the grain bins was completed in August 2004. The capitalized asset was placed into service during September, 2005. FGDI made payments on the lease equal to $550,000, $687,500 and $137,500 during 2005, 2004 and 2003, respectively. The lease expires December 1, 2012 and annual minimum lease payments are equal to $550,000. FGDI also leases grain storage facilities under various operating leases with expiration dates ranging from August 31, 2005 through September 30, 2013.

FGDI has another operating lease for grain facilities in Mobile, Alabama, requiring an annual lease commitment of $800,000, which is included in the future minimum rental payments below. Payment of the annual lease amount, or a portion thereof, must be made in the instances where annual rail service and dockage income collected by the lessor, relating to the facilities’ volume of grain bushels handled, does not cover the annual lease amount, Additionally, the minority owner of FGDI has agreed to load a certain minimum number of bushels through the facility. Cash receipts by the lessor, associated with elevation of the member bushels, have been adequate to fund the minimum lease payment for the years ending August 31 2005, 2004 and 2003.

FGDI leases covered hopper cars for use in its Ohio operations under various operating leases from unrelated parties, with term ranging from twelve to sixty months. Rental expenses under these leases, which are included in cost of sales, totaled approximately $2,800,000, $2,000,000, and $1,600,000 in 2005, 2004, and 2003, respectively.

FGDI’s approximate future minimum rental payments for the above facilities and railcars for subsequent fiscal years are as follows: 2006, $4,507,000; 2007, $3,480,000; 2008, $2,941,000; 2009, $1,719,000; and 2010, $1,350,000.

FGDI leases various office space and grain storage facilities under year-to-year operating leases. Rental expense for these offices and facilities was approximately $542,000, $415,000, and $217,000 in 2005, 2004, and 2003, respectively. FGDI also rents equipment periodically throughout the year under day-to-day agreements. Rent expense for equipment and machinery was approximately $51,000, $48,000, and $44,000 in 2005, 2004, and 2003, respectively.

In the event the counterparty is unable to meet its contractual obligations, FCStone Trading may be exposed to the risk of purchasing energy related products at prevailing market prices. To mitigate this risk, FCStone Trading has purchased credit swap insurance that provides coverage of at least 1.43 times the counterparty exposure level and is reported as prepaid expenses.

FCStone Merchant Services has a noncancelable operating lease for office space in New Jersey. The lease is for an initial three year term expiring on June 30, 2007. The lease contains a renewal option for an additional five year term and requires payment of all executory costs, such as maintenance and liability insurance. Rent expense associated with this lease totaled approximately $66,000, and $11,000 in 2005 and 2004, respectively. Future minimum lease payments under the lease for the years subsequent to August 31, 2005 are: $66,000 in 2006 and $55,000 in 2007.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCKHOLDERS’ EQUITY

On March 1, 2005, the voting stockholder/members of the Company approved the restructuring of the Company by terminating the Company’s cooperative status and ending the patronage-based rights accruing to the Company’s members. Pursuant to the restructuring, stockholders and subscribers received on April 15, 2005, 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the Company represented by patronage-based rights as of August 31, 2004, were converted on April 15, 2005 into (i) shares of new common stock based on an appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. The Company distributed 4,310,237 shares of new common stock on April 15, 2005 pursuant to the restructuring. The Company commenced the subscription rights offering on April 15, 2005 and the offering continued until June 29, 2005 with 174,372 shares sold and $1,743,720 of equity raised.

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing from the Company 448,692 shares of common stock at a purchase price of $10.00 per share, for an aggregate of $4,486,920 of equity raised. In the event a terminated plan participant, whether by death, disability, retirement or other termination, desires to sell his or her shares of Company stock, the Company may be required to purchase the shares from the participant at their appraised value.

On August 15, 2005, we purchased 103,922 shares of the common stock of the Company held by Farmland Industries pursuant to an auction held by Farmland’s liquidating trustee and the approval of the bankruptcy court. The aggregate purchase price for the purchase of these shares was $605,000, or $5.82 per share. We do not have a plan or program for the purchase of shares of the Company’s common stock.

Prior to September 1, 2004, the Company had an equity plan whereby each stockholder/member’s individual contribution to equity was determined by reference to its individual volume of futures business with FCStone or grain merchandising business with FGDI. This was achieved by the distribution of noncash current patronage in the form of preferred stock. Current patronage was paid 40% in cash, with the balance allocated first to offset amounts unpaid on subscriptions for Class A common stock (Class B common stock was paid in full as a condition of membership); second, paid in the form of distribution of Series I preferred stock to meet minimum Series I preferred stock requirements as provided in the plan; third, paid in the form of distribution of Series II preferred stock for remaining FGDI patronage to meet minimum Series II preferred stock requirements as provided in the plan; and fourth, any remaining balance was payable in cash to the extent the board of directors determined that the Company had sufficient resources to make such payment consistent with prudent business practice. At August 31, 2004, the Company had 424 shares of Class A common stock issued of $2,120,000 and 125 shares of Class A common stock subscribed of $248,565.

10. NOTES PAYABLE

During 2005, the Company renewed its general corporate unsecured line of credit agreement with Deere Credit in the amount of $6,250,000. The availability of the line of credit is subject to annual review. The continued availability of this line of credit is subject to the Company’s financial condition and operating results continuing to be satisfactory to Deere Credit. Borrowings under this line are on a demand basis and bear interest at the prime rate established by Citibank, N.A. The Company’s borrowings outstanding under this line of credit at August 31, 2005 and 2004 was $4,250,000 and $8,250,000, respectively.

FCStone has an unsecured line of credit with Harris Trust and Savings Bank, Chicago, Illinois (Harris) in the amount of $15.0 million. The availability of the line of credit at Harris is subject to annual review. The continued availability of this line of credit is subject to FCStone’s financial condition and operating results continuing to be satisfactory to Harris. Borrowings under this line are on a demand basis and bear interest at the

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prime rate as announced by Harris. There were no borrowings outstanding under this line of credit at August 31, 2005 or 2004.

FCStone has unsecured lines of credit with Deere Credit, Inc. in the amount of $47,750,000. The lines are comprised of a $40,750,000 margin call line, expiring March 1, 2006, and a $7.0 million subordinated debt line, expiring December 1, 2006. The margin call line of credit is subject to annual review, and continued availability of this line of credit is subject to the Company’s financial condition and operating results continuing to be satisfactory to Deere Credit, Inc. Borrowings under this line are on a demand basis and bear interest at 0.35% under the Prime rate or base rate of interest established by Citibank, N.A. There were no borrowings outstanding under this line of credit at August 31, 2005 and 2004. The subordinated revolving line of credit bears interest at the rate of 4.8% in excess of LIBOR. Unused portions of the credit facility require a commitment fee of  1/2 percent on the unused commitment. Borrowings outstanding under this line of credit were $4,000,000 at August 31, 2005 and 2004.

On March 25, 2005, FGDI entered into a new master loan agreement with National Bank for Cooperatives (CoBank). The agreement includes a revolving credit facility for an amount up to $68,000,000, to be used to finance inventory and receivables. The commitment expires October 1, 2005 and carries an interest rate on a variable basis indexed to CoBank’s national variable rate, as defined in the agreement. The agreement also includes a revolving term loan for an amount of up to $8,000,000, to be used to reimburse CoBank for any drafts that it may honor under issued letters of credit. The commitment expires October 1, 2006 and carries an interest rate on a variable basis indexed to CoBank’s national variable rate, as defined in the agreement. CoBank’s national variable interest rate was 5.68% at August 31, 2005. The credit facility and the term loan are secured by inventories, accounts receivable, and intangible properties. The master loan agreement requires FGDI to maintain an excess of current assets over current liabilities of not less than $6,500,000, as well as an excess of total assets over total liabilities of note less than $10,000,000 at the end of each month and a ratio of total debt to working capital not to exceed 10:1 at the end of each month. Additionally, FGDI is required to have at the end of each fiscal year a “Fixed Charge Coverage Ratio,” as defined in the agreement, of not less than 15:1. FGDI was not in compliance with the annual fixed charge coverage ratio at August 31, 2005, but received a written waiver from CoBank for the fiscal year ended August 31, 2005. FGDI agrees to pay CoBank a commitment fee on the average daily unused portion of both commitments, payable quarterly in arrears. There was no outstanding balance on the term loan at August 31, 2005, however FGDI had a standby letter of credit of $158,983. The borrowings outstanding under the credit facility at August 31, 2005 and 2004 were $6,004,545 and $26,504,115, respectively. The master loan agreement with CoBank requires FGDI to acquire and maintain nonvoting participation certificates in CoBank, in amounts determined in accordance with CoBank’s bylaws and capital plan. These certificates are reported as investment in CoBank.

On May 25, 2005, the Company entered into agreements with AFG Trust Finance Limited and AFG Trust Assets Limited for a United States dollar (USD) credit facility and a Chinese RenMinBi (RMB) credit facility, as well as an USD investment facility and a RMB investment facility. The USD credit facility is for an amount up to $20,000,000 and the RMB credit facility is for an amount up to 160,000,000 RMB. The commitment expires May 25, 2006 and the USD credit facility carries an interest rate of the aggregate of the prime rate, as published by The Asian Wall Street Journal and .75% per annum. The credit facility is secured by all of the interest and rights in respect of the USD and RMB investment facilities with AFG Trust Assets Limited. The aggregate principal amounts of all the borrowings outstanding shall not exceed the lesser of the facility amount and the available limit, to be calculated as defined in the agreement. The borrowings outstanding under the USD credit facility at August 31, 2005 and 2004 were $3,586,792 and $3,499,306, respectively. There are no commitment fees associated with this line of credit and there have been no borrowings outstanding under the RMB credit facility.

On June 29, 2004, FCStone Trading entered into a revolving credit facility with National Bank for Cooperatives, ACB (CoBank), in the amount of $15 million, which expired on June 30, 2005. This credit

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility was renewed as two separate credit facilities. The first credit facility is for $7,500,000 and expires on December 30,2005. The second credit facility is for $7,500,000 and expires on June 30, 2006. The purpose of this commitment is to provide funding for commodities risk management services that FCStone Trading provides to its members, primarily the payment of option premiums and margin calls on hedge and swap transactions entered into by the FCStone Trading on behalf of members. It is also to provide funding for working capital requirements in funding hedged fuel inventory and accounts receivable under the Fuel Alliance Program. Amounts outstanding under these credit facilities will bear interest at  1/4 of 1% below the National Variable Rate established by CoBank from time to time. Unused portions of the credit facility require a commitment fee of  1/4 of 1% per annum. FCStone Trading is required to maintain at the end of each quarter $2.4 million in current assets in excess of current liabilities and $2.4 million of total assets in excess of total liabilities. FCStone Trading was not in compliance with the minimum adjusted working capital covenant as of August 31, 2004, but is in compliance as of August 31, 2005. FCStone Trading received a written waiver from CoBank covering the period from August 31, 2004 through November 30, 2004, when the non-compliance was remediated. The loan agreement with CoBank requires FGDI to acquire and maintain non-voting participation certificates in CoBank, in amounts determined in accordance with CoBank’s bylaws and capital plan. At August 31, 2005 and 2004 there were $0 and $1,950,000, respectively, amounts outstanding under the above credit facilities.

On April 15, 2002, FCStone Financial entered into a line of credit agreement with John Deere Credit, Inc. in the amount of $46.0 million, which expires on March 1, 2006. The line of credit carries an interest rate on a variable basis calculated based on the collateral quality of advances requested by the Company as defined in the agreement. The line of credit is secured by inventories and accounts receivable. FCStone Financial is required to maintain at the end of each month $1.0 million in current assets in excess of current liabilities as well as total assets in excess of total liabilities. In addition, the FCStone Financial must obtain a Guaranty from the Company to meet minimum net worth levels of not less than $3.0 million at the end of each month and of not less than $3.5 million at the end of each fiscal year. The Company maintains a limited corporate guarantee with Deere Credit to meet this obligation. There were borrowings outstanding of approximately $17,800,000 and $1,300,000 under this line of credit at August 31, 2005 and 2004. As of August 31, 2005, FCStone Financial was in compliance with the minimum working capital requirements. As of August 31, 2004, FCStone Financial was not in compliance with the minimum working capital requirements. FCStone Financial obtained a waiver dated October 13, 2004 from the lender regarding this violation. The waiver covered all periods from August 31, 2004 through the investment of $25,000 by FCStone Group, Inc., which occurred on October 29, 2004.

On February 28, 2003, FCStone Financial entered into a line of credit agreement with CoBank, ACB in the amount of $75.0 million, which expires on April 30, 2006. Interest under the agreement will be determined separately at the time advances are requested. Under a subordination agreement dated February 28, 2003, borrowings under the line of credit with Deere Credit, discussed above, are subordinate to those under the line of credit with CoBank. FCStone Financial is required to maintain equity in excess of $0.75 million. In addition, the Company maintains a guarantee of payment agreement with CoBank with a maximum obligation of $1.5 million. The loan agreement requires FCStone Financial to acquire and maintain non-voting participation certificates in CoBank in amounts determined in accordance with CoBank’s bylaws and capital plan. These certificates are reported as other investments. There are no commitment fees associated with this line of credit, and the outstanding borrowings were approximately $4,800,000 and $-0- as of August 31, 2005 and 2004.

On March 4, 2004, FCStone Merchant Services entered into a junior, secured revolving credit facility with Sowood Commodity Partners Fund LP (Sowood), a related party, in the amount of $30.0 million. The purpose of this credit facility is to fund purchase, storage, hedging, financing and sale of commodities. In accordance with the agreement, any financing debt under this credit facility that is incurred by FCStone Merchant Services in the ordinary course of business to fund the purchase or financing of any permitted commodity is subordinated in right of payment to any senior debt. The maturity date for each advance is on, or prior to, the 364th day after the closing date of the advance. Each advance accrues daily interest at a rate of the greater of (i) the interest rate

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified in the borrowing request; or (ii) the interest rate agreed to in writing by Sowood and FCStone Merchant Services prior to the closing date for the advance. A commitment fee, based on the amount requested multiplied by 1%, is due to Sowood only in instances where a borrowing that has been approved does not occur. FCStone Merchant Services is required to maintain at all times, tangible net worth, as defined per agreement, of not less than $1.5 million and net working capital of not less than $1.5 million. There were no borrowings outstanding under this credit facility at August 31, 2005 and 2004.

On February 25, 2005, FCStone Merchant Services amended its line of credit agreement with RZB Finance (RZB), increasing the available line amount to $8.0 million. The purpose of this credit facility is for short-term advances (Loans) and issuance of commercial letters of credit (L/C’s), which shall be used to finance the purchase of inventory and accounts receivable arising from the sale of inventory. Each Loan is payable on demand, and in no event shall be outstanding for more than 180 days. Interest on Loans is payable monthly, as determined in accordance with the terms of the agreement. Each L/C shall have an expiration date not more than 180 days after its date of issuance. Each L/C is charged a fee, upon issuance, in an amount equal to the greater of: (i) a flat fee of $500 or (ii) a fee equal to 2.5% of the maximum face amount of the L/C. FCStone Merchant Services is required to maintain at all times tangible net worth, as defined per agreement, of $2,500,000. There were no borrowings outstanding under this line of credit at August 31, 2005 and 2004.

On May 10, 2004, FCStone Merchant Services entered into an uncommitted line of credit agreement with Fortis Capital Corp. (Fortis) in the amount of $20.0 million, to be used for loans, documentary letters of credit and standby letters of credit. Each loan or letter of credit shall be used to finance self-liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as, repurchase agreements with counterparties acceptable to Fortis. All loans are payable on demand, and in no event shall be outstanding for more than 74 days after the date made, unless agreed by Fortis. Loans under the facility bear interest at a rate determined in accordance with the terms of the agreement. All letters of credit shall have expiration dates not later than 74 days after the issuance date, unless agreed by Fortis. The fees for issuing a documentary letter of credit under the facility are: the greater of $500 or  1/4 of 1% flat per 74-day period or part thereof, payable in advance. In addition, a negotiation fee of 1/10 of 1% of the amount of each drawing under each letter of credit, payable upon drawing. The fees for issuing each trade standby letter of credit and each financial standby letter of credit shall be not less than a fee at a rate of 2.0% and 2.50%, respectively, of the daily average maximum undrawn face amount of each such standby letter of credit during the period from the date of issuance through the date of expiration. FCStone Merchant Services is required to maintain at all times, working capital of not less than $2.5 million and the ratio of total outstanding loans and extensions of credit from all banks and institutions to tangible net worth, as defined per agreement, not to exceed 12.5 to 1.0. There are no commitment fees associated with this uncommitted line of credit, and there were no borrowings outstanding under this line of credit at August 31, 2005 and 2004.

On November 23, 2004, FCStone Merchant Services entered into an uncommitted line of credit agreement with UFJ Bank Limited (UFJ) in the amount of $10.0 million, to be used for loans, commercial letters of credit and standby letters of credit. Each loan or letter of credit shall be used to finance self-liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as repurchase agreements with counterparties acceptable to UFJ. FCStone Merchant Services’ obligations to UFJ is secured by security interests in assets relating to such transaction, including, without limitation, all of the present and future accounts and loan receivable and assets of such counterparty. All loans are payable on demand, an in no event shall be outstanding for more than 364 days after the date made. Loans under the facility bear interest at a rate determined in accordance with the terms of the agreement. All letters of credit shall have expiration dates not later than 364 days after the issuance date. The fees for issuing commercial letters of credit include a flat fee equal to the greater of twelve and one-half basis points of the maximum face amount for each ninety day period or $250, payable upon issuance. In addition, a

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

negotiation fee of the greater of twelve and one-half basis points of the amount of the drawing or $250, is payable upon drawing. The fees for issuing each standby letter of credit shall be the greater of $250 for each ninety day period, or a fee calculated at a rate per annum equal to one percent of the daily average maximum face amount of each letter during the period from the date of issuance through the expiration date, payable quarterly, in arrears. There are no commitment fees associated with this uncommitted line of credit, and there were no borrowings outstanding under this line of credit at August 31, 2005.

11. LETTERS OF CREDIT

FCStone Trading is required to provide letters of credit to certain customers and counterparties that can be drawn upon if there is a loss on the over-the-counter contracts. FCStone Trading has provided these letters of credit under agreements with CoBank. As of January 29, 2002, an agreement was entered into for $3,000,000, which matured on October 31, 2004. As of August 6, 2002, another agreement was entered into for $500,000, which matured on September 30, 2004. The final agreement was entered into on July 30, 2004, for $1,250,000, which matured on January 31, 2005. To date, no counterparties have drawn down on these facilities. Under the agreements, FCStone Trading was required to pay commitment fees in advance, which were recorded as prepaid expenses and recognized over the life of the respective letters of credits.

During 2003, the City of Mobile, Alabama, issued $5,500,000 of Industrial Development Revenue Bonds (Bonds) related to the construction of grain bins (see note 8), of which $4,125,000 remains outstanding. FGDI is required to maintain a bank letter of credit in the amount of approximately $4,500,000, which expires on August 31, 2006, subject to required renewal, to secure the Bonds. FGDI agrees to pay a standby letter of credit fee, payable annually and charged to interest expense ratably.

FCStone Merchant Services provides credit support on behalf of certain customers using arrangements such as documentary and standby letters of credit (see note 10). These arrangements enable customers to execute transactions or obtain desired financial arrangements with third parties. Should the customer fail to perform under the terms of the transaction or financing arrangement, FCStone Merchant Services would be required to perform on their behalf. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. FCStone Merchant Services has issued letters of credit in the amount of $7,417,000 and $4,950,000 at August 31, 2005 and 2004, respectively.

12. SUBORDINATED DEBT

In addition to the $4,000,000 subordinated debt with Deere Credit (see note 10), during 2005 and 2004, FCStone entered into several subordinated notes with various individuals, amounting to $1,500,000 and $1,750,000 at August 31, 2005 and 2004, respectively (see note 15). The notes are variable rate notes, and bear interest at a rate equal to the prime rate as published in The Wall Street Journal, which was 6.5% at August 31, 2005. The notes mature on December 31, 2005, and are subordinated as defined by Commodity Futures Trading Commission Regulations.

13. CONTINGENCIES

The Company, from time to time, is involved in various legal matters considered normal in the course of its business. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position except as discussed below.

During 2004, FCStone LLC received approximately $600,000 in subrogation payments which were reimbursements for legal expenses incurred in previous years. Such amounts are reflected as a reduction of other operating expenses in the accompanying statement of operations.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC of charter party agreements regarding four vessels and seeking to recover damages of $242,655, $311,663, $769,302, and $561,854, respectively. The amount of the July 16, 2004 claim is not yet stated. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI claims that, under the sales contract with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which is being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On November 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds, and Fats Association Ltd. of Hong Kong alleging breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 is undisputed. Liaoyang Edible Oils alleges that these damages arise out of disputes related to the final pricing of the contract. FGDI intends to vigorously defend the claim.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI has submitted a statement of defense and counterclaim, to which Xiamen has replied with a modified claim. FGDI intends to vigorously defend this claim.

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

14. ACCOUNTS RECEIVABLE

During the first quarter ended November 30, 2004, an FGDI customer located in Mexico failed to make timely payment on a portion of its $24.5 million of receivables. An $8.0 million portion of these receivables was previously sold to CoBank, ACB, leaving $16.5 million of receivables with the Company. The Company filed claims under its credit insurance policy issued by Export Import Bank of the United States (EXIM) and a commercial credit insurance policy. In April, 2005, the Company recovered $23.5 million from these insurers. The insurance payments were applied to fully satisfy the interest of the third party purchaser and to partially offset the amounts due under the Company’s remaining receivable. As a result, the Company’s loss from this default was $1.0 million. The Company recognized the loss through a $0.7 million charge to bad debt expense during the current fiscal year in addition to $0.3 million previously recorded for this matter.

Another FGDI customer located in Mexico failed to make timely payment on accounts owed to the Company in the amount of $2.9 million. Although this customer has subsequently provided a mortgage on real estate located in Mexico, based on available information, it appears probable that the Company will be unable to collect the amount due. As a result, the Company’s loss from this default is approximately $2.9 million, which has been recognized as a charge to bad debt expense during the current fiscal year.

The Company continues to conduct business with other customers in Mexico, and expects no difficulties with collections on existing accounts.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. TRANSACTIONS WITH AFFILIATED COMPANIES

FCStone has entered into an agreement with FCTC to provide management services, including accounting, administrative, personnel, and office space. The Company receives a monthly fee plus 15% of net earnings of FCTC, which totaled approximately $231,000, $207,000, and $180,000 in 2005, 2004, and 2003, respectively.

During 2004, the Company loaned $1,000,000 to two individuals who subsequently loaned the monies in the form of subordinated debt to FCStone LLC creating a financial interest which is required to enable FCStone LLC to execute transactions through seats held by these individuals on the Chicago Mercantile Exchange. During 2005, one note for $500,000 was paid off and replaced by another note for $500,000. At August 31, 2005 and 2004, $1,000,000 was outstanding under this arrangement, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, commodity and accounts and note receivables, marketable securities and payables contained in the Consolidated Statements of Financial Condition approximates their fair values due to the short-term nature of these instruments. Short-term borrowings and obligations under capital lease have variable rates which approximate fair value.

The fair value estimates presented herein are based on pertinent information available to management as of August 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may be different significantly from the amounts presented herein.

17. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options, and other derivative instruments. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer in the United States and international markets. The Financial Services segment offers financing and facilitation for customers to carry grain and other commodities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on segment income or loss defined as the respective segment’s portion of the total Company’s income before taxes and minority interest.

Reconciling Amounts represent the elimination of interest income and expense, and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. Additionally, certain assets consisting primarily of commodity deposits and accounts receivable, notes receivable, and amounts due from affiliates between segments have been eliminated.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the significant items by operating segment for the results of operations for the years ended August 31, 2005, 2004, and 2003, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
2005
Total revenues	$82,354	$53,377	$1,240,457	$25,775	$157	$(2,112)	$1,400,098

Interest revenue	3,131	4,124	153	1,128	125	(484)	8,177
Interest expense	73	337	2,849	937	234	(484)	3,946
Income (loss) before minority interest and income taxes	11,160	5,152	(2,037)	556	(4,800)	—	10,031
Total assets	356,979	380,422	75,869	28,554	8,887	(45,189)	805,522
2004
Total revenues	$156,548	$39,401	$1,426,846	$2,517	$80	$(2,177)	$1,623,215

Interest revenue	1,329	1,428	68	1,519	10	(372)	3,982
Interest expense	98	209	3,168	1,262	53	(372)	4,418
Income (loss) before minority interest and income taxes	7,907	3,359	2,230	(447)	(4,029)	—	9,020
Total assets	212,430	289,651	98,306	5,244	10,836	(12,640)	603,827
2003
Total revenues	$108,903	$25,988	$1,096,014	$2,287	$192	$(1,528)	$1,231,856

Interest revenue	2,101	1,307	51	1,303	—	(152)	4,610
Interest expense	110	40	1,907	1,133	2	(152)	3,040
Income (loss) before minority interest and income taxes	6,676	947	1,869	109	(3,535)	—	6,066
Total assets	124,669	265,796	99,770	13,110	4,568	(6,641)	504,733

A summary of the Company’s consolidated revenues by geographic area is presented below:

	Consolidated Revenues (1)(000’s)
	2005	2004	2003
United States	$690,807	$882,060	$581,129
China	553,393	433,849	289,425
Japan (2)	0	90,009	205,505
Canada	59,868	79,874	76,497
Mexico	63,491	96,661	41,111
Other countries	32,539	40,762	38,189

Total	$1,400,098	$1,623,215	$1,231,856

(1)	Revenues are attributed to countries based on location of customer.
(2)	In 2005, no revenues were attributed to a customer located in Japan. As a result of a change in the customer’s organizational structure, the 2005 revenues were attributed to the customer’s U.S. based affiliated entity

Mitsubishi is a significant customer for grain sold by FGDI, accounting for 6%, 6%, and 10% of consolidated total revenues for the years ending August 31, 2005, 2004, and 2003, respectively.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly data is set forth in the following table (in thousands).

	Quarter
	First	Second	Third	Fourth	Total
2005
Total revenues	$445,318	$345,901	$314,533	$294,346	$1,400,098
Income (loss) before minority interest and income taxes	1,572	3,222	3,552	1,685	10,031
Net income	930	1,746	2,226	1,678	6,580
2004
Total revenues	$458,463	$404,991	$414,132	$345,629	$1,623,215
Income (loss) before minority interest and income taxes	2,568	2,605	2,683	1,164	9,020
Net income	1,878	1,953	1,824	759	6,414

19. SUBSEQUENT EVENTS

After year-end, FGDI’s agreement with CoBank related to the revolving credit facility has been extended from October 1, 2005, up to and including January 1, 2006, with all other terms of the supplement remaining the same. Additionally, FGDI’s agreement with CoBank related to the revolving term loan has been extended from October 1, 2006, up to and including January 1, 2007, with other terms of the supplement remaining the same.

Subsequent to the year end, a claim for certain physical damage to the newly constructed Mobile facilities against FGDI’s own insurers was settled for $570,500. Such settlement does not cover the damage to the underlying foundation, the costs of any remediation of any foundation defects, or loss of use or other consequential damages.

On October 27, 2005, the Company’s board of directors declared a dividend of $0.60 per share on the 4,828,279 shares outstanding. The stock record date for such dividend payment was October 27, 2005 and the payment date is December 22, 2005.

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENT OF FINANCIAL CONDITION

Parent Company Only

August 31, 2005 and 2004

(in thousands)

	2005	2004
ASSETS
Cash and cash equivalents	$420	$—
Accounts receivable	38	17
Notes receivable	1,250	1,250
Notes receivable—subsidiary	1,000	5,000
Deferred income taxes	4,013	2,710
Investments in affiliates and others	54,110	45,368

	$60,831	$54,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$—	$124
Accounts payable	25	15
Accrued expenses:
Accrued pension liability	5,965	3,596
Income taxes payable	480	379
Other	439	283
Notes payable	4,250	8,250
Patronage refunds payable in cash	—	1,869

Total liabilities	11,159	14,516

Stockholders’ equity:
Preferred stock, nonvoting; $1,000 par value:
Series I	—	12,972
Series II	—	898
Common stock:
Class A, voting; $5,000 par value	—	2,369
Class B, voting; $100,000 par value	—	500
Common stock, no par value	21,524	—
Accumulated other comprehensive loss	(4,555)	(3,039)
Retained earnings	32,703	26,129

Total stockholders’ equity	49,672	39,829

	$60,831	$54,345

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

Parent Company Only

Years Ended August 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Revenues:
Interest	$129	$10	$—
Equity in earnings of affiliates	10,142	9,063	6,068

Total revenues	10,271	9,073	6,068

Costs and expenses:
Interest	234	53	2
Bank charges and miscellaneous	6	—	—

Total costs and expenses	240	53	2

Income before minority interest and income tax expense	10,031	9,020	6,066
Minority interest	(499)	576	561

Income before income tax expense	10,530	8,444	5,505
Income tax expense	3,950	2,030	1,200

Net income	$6,580	$6,414	$4,305

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Only

Years Ended August 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,580	$6,414	$4,305
Equity in earnings of affiliates	(10,142)	(9,108)	(6,068)
Minority interest, net of distributions	(733)	380	351
(Decrease) increase in deferred income taxes	(450)	(236)	(120)
Increase in accounts receivable and advances on grain	(21)	(17)	—
Increase (decrease) in other assets	—	—	32
(Decrease) increase in accounts payables	10	15	—
Increase (decrease) in income taxes payable	101	(27)	133

Net cash provided by (used in) operating activities	(4,655)	(2,579)	(1,367)

Cash flows from investing activities:
Distributions from affiliates	2,514	5,373	2,512
Capital contribution in affiliate	(225)	(2,100)	—

Net cash provided by investing activities	2,289	3,273	2,512

Cash flows from financing activities:
Increase in checks written in excess of bank balance	(124)	124	—
Proceeds from issuance of Common stock	6,231	1	2
Payment for redemption of stock	(613)	(1,437)	(217)
Payment of prior year patronage	(1,869)	(1,429)	(937)
Issuance of notes receivable	4,000	(6,250)	—
Proceeds from notes payable	(4,000)	8,250	—
Registration costs	(839)	—	—

Net cash provided by (used in) financing activities	2,786	(741)	(1,152)

Net increase (decrease) in cash and cash equivalents—unrestricted	420	(47)	(7)
Cash and cash equivalents—unrestricted—at beginning of year	0	47	54

Cash and cash equivalents—unrestricted—at end of year	$420	$0	$47

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$224	$53	$2
Income taxes	4,215	2,057	1,187

SCHEDULE II

FCSTONE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal year ended August 31, 2005
Reserve for doubtful accounts	$970	$4,077	$—	$(4,122)	$925

Fiscal year ended August 31, 2004
Reserve for doubtful accounts	$445	$716	$—	$(191)	$970

Fiscal year ended August 31, 2003
Reserve for doubtful accounts	$425	$76	$—	$(56)	$445

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Plan of Conversion (1)

3.1	Amended and Restated Articles of Incorporation of FCStone Group, Inc. (1)

3.2	Amended and Restated Bylaws of FCStone Group, Inc. (1)

10.1	Employment Agreement, dated as of February 22, 2002, by and among FCStone, LLC and Paul G. Anderson (1)

10.2	Summary of material terms of proposed employment agreement with Paul G. Anderson.

10.3	Employment Agreement, dated as of January 5, 2004, by and among FCStone Group, Inc. and Jeff Soman (1)

10.4	Employment Agreement, dated as of April 18, 1988, by and among Farmers Commodities Corporation and Robert V. Johnson (1)

10.5	Employment Agreement, dated as of May 9, 2003, by and among FCStone, LLC and Steve Gutierrez (1)

10.6	Employment Agreement, dated as of July 8, 1996, by and among Farmers Commodities Corporation, Farmers Grain Dealers, Incorporated and Steve Speck (1)

10.7	CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (1)

10.8	Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (3)

10.9	Short-term Incentive Plan (3)

10.10	Form of Director Indemnification Agreement (4)

10.11	Statused Revolving Term Loan Supplement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB ($80,000,000) (2)

10.12	Master Loan Agreement, dated November 3, 2003, between FCStone Group, Inc and Deere Credit, Inc. (1)

10.13	Unsecured Revolving Term Note, dated November 3, 2003, between FCStone Group, Inc. and Deere Credit, Inc., due on October 1, 2006 (1)

10.14	Change in Terms Agreement to the Unsecured Revolving Term Note, dated July 9, 2004, between FCStone Group, Inc. and Deere Credit, Inc. (1)

10.15	Change in Terms Agreement to the Unsecured Revolving Term Note, dated February 28, 2005, between FCStone Group, Inc. and Deere Credit, Inc. (5)

10.16	Master Loan Agreement, dated April 15, 2002, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.17	First Amendment to the Master Loan Agreement, dated November 3, 2003, between FCStone Financial, Inc. and Deere Credit Inc. (1)

10.18	Revolving Statused Operating Note, dated April 15, 2002, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.19	Limited Corporate Guaranty, dated April 16, 2002, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.20	Change in Terms Agreement to the Revolving Statused Operating Note, dated May 24, 2004, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.21	Letter Agreement Extending the Term of the $50 Million Credit Facility, dated February 24, 2004 between FCStone Financial, Inc. and Deere Credit, Inc. (1)

Exhibit No.	Description of Document
10.22	Revolving Subordinated Loan Agreement, dated November 21, 2002, between FCStone, LLC and Deere Credit, Inc. (1)

10.23	First Amendment to the Revolving Subordinated Loan Agreement, dated November 3, 2003, between FCStone, LLC and Deere Credit, Inc. (1)

10.24	Unsecured Revolving Subordinated Note, dated November 21, 2002, between FCStone, LLC and Deere Credit, Inc., due on December 1, 2005 (1)

10.25	First Amendment to the Unsecured Revolving Subordinated Note, dated November 3, 2003, between FCStone, LLC and Deere Credit, Inc. (1)

10.26	Change in Terms Agreement, dated February 28, 2005, between FCStone, L.L.C. and Deere Credit, Inc. (5)

10.27	Master Loan Agreement, dated February 15, 2001, between FCStone, LLC and Deere Credit, Inc. (1)

10.28	Unsecured Revolving Operating Note, dated March 15, 2002, between FCStone, LLC and Deere Credit, Inc., due on March 1, 2004 (1)

10.29	Letter Agreement Extending the Term of the Unsecured Revolving Operating Note to March 1, 2005 (1)

10.30	Change in Terms Agreement, dated June 28, 2004, Between FCStone, LLC and Deere Credit, Inc. (3)

10.31	Letter Agreement for $15 Million Credit Facility, dated March 5, 2003, between FCStone, LLC and Harris Trust Savings Bank (1)

10.32	Unsecured Demand Note, dated September 15, 2000, between FCStone, LLC and Harris Trust Savings Bank (1)

10.33	Trust Indenture for Industrial Revenue Bonds, dated December 1, 2003 (3)

10.34	Master Loan Agreement dated February 28, 2003 between FCStone Financial, Inc. and CoBank ACB (2)

10.35	Uncommitted Revolving Credit Supplement and Promissory Note to the Master Loan Agreement between FCStone Financial, Inc. and CoBank ACB (2)

10.36	Guarantee of Payment, dated February 28, 2003, between FCStone Group, Inc. and CoBank ACB (2)

10.37	Master Loan Agreement dated September 1, 1999, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.38	Amendment to Master Loan Agreement, dated September 3, 1999, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.39	Amendment to Master Loan Agreement, dated February 25, 2000, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.40	Amendment to Master Loan Agreement, dated November 28, 2001, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.41	Amendment to Master Loan Agreement, dated January 27, 2002, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.42	Amendment to Master Loan Agreement, dated July 31, 2003, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.43	Amendment to Master Loan Agreement, dated June 29, 2004, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

Exhibit No.	Description of Document
10.44	Revolving Term Loan Supplement, dated September 1, 1999, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.45	Statused Revolving Credit Supplement, dated June 29, 2004, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.46	Master Loan Agreement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB (2)

10.47	Master Loan Agreement, dated March 26, 2005, between FGDI, LLC and CoBank, ACB (6)

10.48	Statused Revolving Term Loan Supplement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB ($10,000,000) (2)

10.49	Statused Revolving Term Loan Supplement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB ($30,000,000) (2)

10.50	Statused Revolving Credit Supplement, dated March 25, 2005, between FGDI, LLC and CoBank, ACB. (6)

10.51	Letter Agreement modifying CoBank Commitment levels, dated September 9, 2004 (2)

10.52	Purchase Agreement (Eximbank Insurance), effective June 22, 2004, between FGDI, LLC and CoBank, ACB (3)

10.53	Purchase Agreement, (Private Insurance), effective June 22, 2004, between FGDI, LLC and CoBank, ACB (3)

10.54	Long-term Incentive Plan (3)

10.55	Cash Subordinated Loan Agreement, dated September 29, 2003, between FCStone, LLC and Michael Walsh. (3)

10.56	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC and Allan J. Hirsch. (3)

10.57	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC and Gerald Hirsch. (3)

10.58	Cash Subordinated Loan Agreement, dated December 12, 2003 between FCStone, LLC and William Shepard. (3)

10.59	Lease Agreement, dated December 1, 2002, between the Industrial Development Board of the City of Mobile, Alabama and FGDI, LLC (3)

10.60	Letter Agreement, dated March 31, 2004, between FCStone Merchant Services, LLC and Fortis Capital Corp. for $20,000,000 credit facility (3)

10.61	Promissory Note ($20,000,000), dated May 10, 2004, between FCStone Merchant Services, LLC and Fortis Capital Corp. (3)

10.62	Continuing Security Agreement between FCStone Merchant Services, LLC and Fortis Capital Corp. (3)

10.63	Letter Agreement, dated February 17, 2004, between FCStone Merchant Services, LLC and RZB Finance LLC for $5,000,000 credit facility (4)

10.64	Promissory Note ($5,000,000), dated February 17, 2004, between FCStone Merchant Services, LLC and RZB Finance LLC (4)

10.65	General Security Agreement and Supplement, dated February 17, 2004, between FCStone Merchant Services, LLC and RZB Finance LLC. (4)

10.66	Credit Agreement, dated March 4, 2004, between FCStone Merchant Services, LLC and Harvard Private Capital Properties III, Inc. for $30,000,000 credit facility (4)

Exhibit No.	Description of Document
10.67	Security Agreement, dated March 4, 2004, between FCStone Merchant Services, LLC and Harvard Private Capital Properties III, Inc. (4)

10.68	FGDI Incentive Plan (4)

10.69	FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (3)

10.70	Change in Terms Agreement, dated July 9, 2004, between FCStone, LLC and Deere Credit, Inc. (4)

10.71	Change in Terms Agreement, dated August 23, 2004, between FCStone, LLC and Deere Credit, Inc. (4)

10.72	Change in Terms Agreement, dated August 23, 2004, between FCStone Group, Inc. and Deere Credit, Inc. (4)

10.73	Investment Facility Letter Agreement, dated May 26, 2004, between FGDI, LLC and AFG Trust. (4)

10.74	Credit Facility Letter Agreement, dated May 26, 2004, between FGDI, LLC and AFG Trust (4)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of KPMG LLP

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on August 18, 2004.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on October 6, 2004.
(3)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on December 9, 2004.
(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on December 30, 2004.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed by FCStone Group, Inc. on April 14, 2005
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed by FCStone Group, Inc. on July 15, 2005