Form 10-Q
period 2005-11-30
FCStone Group, Inc.
filed 2006-01-13
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one:)

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no public market for the registrant’s securities. As of December 31, 2005, the registrant had 4,829,679 shares of common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	November 30, 2005	August 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$31,610	$25,145
Restricted	1,410	1,410
Segregated	8,514	10,509
Commodity accounts receivable:
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	372,073	396,446
Proprietary commodity accounts	21,914	18,028
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	5,618	6,351

Total commodity deposits and accounts receivable	399,605	420,825

Marketable securities, at fair value – customer segregated and other	200,370	192,328
Accounts receivable and advances on grain	99,682	110,246
Notes receivable	31,724	9,632
Inventories – grain and fuel	28,187	14,605
Exchange memberships, at cost	1,730	1,730
Furniture, equipment, and improvements, net	8,111	8,206
Deferred income taxes	4,203	4,013
Investments in affiliates and others	1,721	1,726
Investments in cooperatives	1,843	1,843
Other assets	3,433	3,304

Total Assets	$822,143	$805,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$5,077	$4,880
Commodity and customer regulated accounts payable	546,507	549,200
Trade accounts payable and advances	109,733	129,715
Accrued expenses	22,357	20,764
Notes payable	73,224	36,911
Subordinated debt	3,500	5,500
Obligations under capital leases	3,987	4,125

Total liabilities	764,385	751,095

Minority interest	4,703	4,755

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000; issued and outstanding 4,828,279 shares at November 30, 2005 and August 31, 2005, respectively	21,524	21,524
Accumulated other comprehensive loss	(4,555)	(4,555)
Retained earnings	36,086	32,703

Total stockholders’ equity	53,055	49,672

Commitments and contingencies

Total liabilities and stockholder’s equity	$822,143	$805,522

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)

	Three months ended November 30,
	2005	2004
Revenues:
Commissions – commodity futures and options	$15,477	$13,519
Service, consulting and brokerage fees	6,984	2,934
Clearing and transaction fees	6,921	4,871
Interest	4,257	1,243
Other	495	716
Sales of commodities	315,215	422,005

Total revenues	349,349	445,288

Costs and expenses:
Cost of commodities sold	310,615	417,452
Employee compensation and broker commissions	9,666	7,754
Pit brokerage and clearing fees	10,006	7,704
Introducing broker commissions	3,980	3,039
Employee benefits and payroll taxes	2,201	1,733
Office, equipment and facilities rent and expenses	1,755	1,636
Communications and marketing information	829	812
Interest	1,168	600
Travel and related	806	498
Depreciation and amortization	392	388
Bad debt expense	255	713
Other operating expenses	2,305	1,387

Total costs and expenses	343,978	443,716

Income before income tax expense and minority interest	5,371	1,572
Minority interest	(52)	52

Income after minority interest and before income tax expense	5,423	1,520
Income tax expense	2,040	590

Net income	$3,383	$930

Basic and diluted shares outstanding (note 4)	4,828	4,309

Basic and diluted earnings per share	$0.70	$0.22

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended November 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,383	$930
Depreciation and amortization	392	388
Minority interest, net of distributions	(52)	52
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	12,480	(3,391)
Decrease (increase) in accounts receivable and advances on grain	10,564	(5,762)
Increase in inventory – grain and fuel	(13,582)	(17,489)
Increase in other assets	(319)	(69)
(Decrease) increase in accounts payable	(19,982)	43,500
Increase (decrease) in accrued expenses	1,593	(1,512)

Net cash (used in) provided by operating activities	(5,523)	16,647

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(297)	(112)
Issuance of notes receivable, net	(22,092)	(6,427)
Distributions from affiliates	5	—

Net cash used in investing activities	(22,384)	(6,539)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	197	1,097
Proceeds from (payments on) note payable, net	36,313	(3,684)
Payment for redemption of stock	—	(8)
Payment of prior year patronage	—	(404)
Payments under capital lease	(138)	(137)
Payments on subordinated debt	(2,000)	(2,250)

Net cash provided by (used in) financing activities	34,372	(5,386)

Net increase in cash and cash equivalents – unrestricted	6,465	4,722
Cash and cash equivalents – unrestricted – beginning of period	25,145	7,943

Cash and cash equivalents – unrestricted – end of period	$31,610	$12,665

Supplemental disclosures of cash flow information:
Interest paid	$847	$631
Income taxes paid	—	—

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are carried under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (US GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission on November 29, 2005.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts, as reported in the prior year’s financial statements, have been reclassified to conform with the current year presentation.

2. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Additionally, the Company has a nonqualified noncontributory retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three month periods ended November 30, 2005 and 2004 for the defined benefit plans consists of the following components:

	Three months ended November 30,
	2005	2004
Service cost	$510,882	$427,232
Interest cost	328,755	285,950
Less expected return on plan assets	306,231	243,076
Net amortization and deferral	229,776	109,733

Net periodic pension expense	$763,182	$579,839

3. INVENTORIES

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. Realized and unrealized gains and losses on futures contracts are credited or charged to current cost of sales.

Fuel inventory is recorded at the lower of cost or market using the weighted average method.

A summary of inventories as of November 30, 2005 and August 31, 2005 are as follows:

	November 30, 2005	August 31, 2005
Grain	$28,187,477	$14,140,786
Fuel	—	464,315

	$28,187,477	$14,605,101

4. EARNINGS PER SHARE

Earnings per share has been presented in the accompanying Consolidated Statement of Operations. The calculation of the basic and diluted shares outstanding for the three-month period ended November 30, 2004, assumes the shares issued as a result of the restructuring (See Note 7) had been issued and outstanding for the full year.

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended November 30, 2005 and 2004, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
November 30, 2005

Total revenues	$19,177	$17,250	$308,960	$4,551	$37	$(626)	$349,349
Interest revenue	1,667	2,225	21	650	37	(343)	4,257
Interest expense	17	81	777	563	73	(343)	1,168
Income (loss) before minority interest and income taxes	4,422	2,380	(2)	(104)	(1,325)	—	5,371
Total assets	247,266	449,990	98,356	60,199	8,958	(42,626)	822,143

November 30, 2004

Total revenues	$22,795	$11,863	$402,851	$8,093	$19	$(333)	$445,288
Interest revenue	412	720	50	72	19	(30)	1,243
Interest expense	16	86	413	75	40	(30)	600
Income (loss) before minority interest and income taxes	1,559	856	250	(65)	(1,028)	—	1,572
Total assets	$187,950	$296,064	$131,983	$15,965	$6,020	(19,135)	$618,847

6. CONTINGENCIES

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC (“FGDI”) of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167, respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which are being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contact, and making an award to claimant of approximately $175,000 which has been accrued for during the current three-month period ending November 30, 2005. The award bears interest and a partial award of attorneys fees and costs was also made in an amount not yet quantified. The arbitration award is subject to appeal, but it is not known if claimant will appeal, and FGDI has not yet decided if it will appeal.

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

Management is currently unable to predict the outcome of these claims and, with the exception of the claim in which an arbitration panel has rendered a decision, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, with the exception of the amount recorded as a result of the arbitration panel’s decision, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

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

7. RESTRUCTURING AND EMPLOYEE STOCK OWNERSHIP PLAN

On March 1, 2005, the voting members of the Company approved the restructuring of the Company by terminating the Company’s cooperative status and ending the patronage-based rights accruing to the Company’s members. Pursuant to the restructuring, stockholders and subscribers received on April 15, 2005, 500 shares of new common stock for each fully-paid share of Class A common stock, $5,000 par value, 10,000 shares of new common stock for each fully-paid share of Class B common stock, $100,000 par value, one share of new common stock for each $10.00 of paid subscription and one share of new common stock for each $10.00 par value of preferred stock held. Membership interests in the Company represented by patronage-based rights as of August 31, 2004, were converted on April 15, 2005 into (i) shares of new common stock based on an appraised value and relative patronage; and (ii) subscription rights exercisable at a purchase price of $10.00 per share within 60 days after the distribution of new common stock and subscription rights. The Company distributed 4,310,237 shares of new common stock on April 15, 2005 pursuant to the restructuring. The Company commenced the subscription rights offering on April 15, 2005 and the offering continued until June 29, 2005 with 174,372 shares sold and $1.7 million of equity raised.

In June 2005, the Company formed an employee stock ownership plan (ESOP) in order to provide employee incentives and an additional capital infusion to the Company. Under the plan, employees were allowed to convert up to 33% of funds held under their 401(k) plan into shares of the newly formed common stock class. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing 448,692 shares of common stock from the Company at a purchase price of $10.00 per share, for an aggregate of $4.5 million of equity raised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commodities risk management and trading company headquartered in West Des Moines, Iowa. Risk management is designed to identify and then limit and control the potential factors that could negatively impact the success of a business. Our chief function is to research, recognize and quantify the potential commodity risks involved in our customers’ operations, then plan and execute programs that effectively mitigate those risks by capping operational expenses and maximizing margin opportunities. While the Company’s initial business was centered on the risks of grain marketing of domestic elevators, today’s programs are designed to serve a much broader commodity spectrum including grain and livestock, dairy, the entire energy complex, ingredient users, food processors, and other commodity end-users. The Company utilizes all of the tools of the commodities marketplace, including exchange-traded futures and options, cash and physical commodity trades, and over-the-counter (“OTC”) derivatives to provide risk management services to our customers for their businesses. We also offer direct execution clearing services to commodities firms, traders, fund operators and others. Our grain merchandising operations facilitate the movement of grain from an originator to fill the demand of an end-user. This approach offers opportunities to add value for our customers by merchandising their inventories as far into the marketing pipeline as possible. We also offer financing and facilitation for customers to carry energy, grain and other commodities through sale/repurchase agreements, transactional commodity finance arrangements and processing and tolling arrangements.

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

Recent Developments, Market Trends and Capital

Prior to our conversion from a cooperative, we realized a significant increase in our “nonmember” business revenues, especially over the five years prior to the conversion. This increase is a result of the Company expanding our risk management services into other commodities in addition to our traditional grain marketing base. We expect this trend to continue at an accelerated rate, as we offer more risk management programs and services to other industries and companies to help them manage their commodity risks. We have also seen a consolidation in the commodity exchange clearing business, which has allowed us to capture additional customers and business, and we believe this trend will continue.

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of FY 2001 to $400 million at November 30, 2005. As these segments continue to grow, we anticipate needing additional regulatory capital to meet Commodity Futures Trading Commission (CFTC) requirements. Because of the need to finance our continued growth, in FY2005 we restructured our company to no longer operate on a cooperative basis (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We exchanged new common stock for the then outstanding common and preferred stock and patronage-based rights of our members. The Company then commenced a subscription rights offering on April 15, 2005, and the offering continued until June 29, 2005, with approximately 174,000 shares sold and $1.7 million of equity raised. In June 2005, the Company formed an employee stock ownership plan (ESOP) in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale was consummated in August 2005, raising approximately $4.5 million in new capital. As a result of the exercise of member subscription rights and the initial ESOP investment, the Company raised approximately $6.2 million of new capital.

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

Results of Operations

Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004

Revenues

Revenues totaled $349.3 million for the three month period ended November 30, 2005 compared to $445.3 million for the three-month period ended November 30, 2004, a decrease of $96.0 million or 21.6%. This decrease was primarily a result of an 11.6 million or 14.8% decrease in grain bushels handled, which accounted for a revenue decrease of $93.6 million. Although the $93.6 million decrease in grain sales was a significant amount when compared to total revenues, the cost of grain sold also decreased $93.4 million. The decreased grain sales and cost of sales results from the decline in bushels handled, and had little effect on net income, as the grain gross profit remained relatively consistent. Fuel sales were down $9.0 million as the Company sold 4.6 million fewer gallons than in the prior comparative period and transactional commodity revenues in our Financial Services segment were down $4.2 million. Commissions were up $2.0 million due to higher trade volume, and clearing and transaction fees were up $2.0 million on higher trade volume in the clearing and execution services segment. Service, consulting and brokerage fees were $4.1 million higher due to increased volume from both new and existing customers. Interest income was up $3.0 million due to higher short term interest rates, additional customer margin deposits, and increased activity in the grain inventory financing program.

Costs and Expenses

Cost of Commodities Sold. Cost of commodities sold totaled $310.6 million for the three month period ended November 30, 2005 compared to $417.5 million for the three month period ended November 30, 2004, a decrease of $106.9 million or 25.6%. This decrease was primarily a result of lower grain and fuel volumes sold.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $9.7 million for the three month period ended November 30, 2005 compared to $7.8 million for the three month period ended November 30, 2004, an increase of $1.9 million or 24.4%. This increase was primarily a result of increased broker commissions due to the higher revenues at both the Company’s commodity and risk management services and clearing and execution services segments.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $7.7 million for the three month period ended November 30, 2004 to $10.0 million for the three month period ending November 30, 2005 is entirely related to increased commissions and clearing and transaction fee revenues.

Introducing Broker Commissions. Introducing Broker (IB) commissions’ expenses are directly related to the commission income generated by the introducing broker customers of the Company. Such expenses increased from $3.0 million for the three month period ended November 30, 2004 to $4.0 million for the three month period ended November 30, 2005 due primarily to increased commissions from IB customers in the clearing and execution services segment.

Interest. Interest expense increased to $1.2 million for the three month period ended November 30, 2005 from $0.6 million for the three month period ending November 30, 2004 due primarily to higher short term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program.

Other Operating Expenses. Other operating expenses were $8.5 million for the three month period ended November 30, 2005 compared to $7.2 million for the three month period ended November 30, 2004, an increase of $1.3 million. This increase was primarily a result of an increase in the Company’s advertising and promotion costs of $0.5 million, employee benefits and payroll taxes of $0.5 million, travel expense of $0.3 million, and professional fees of $0.3 million. Offsetting these increases was a $0.5 million decrease in bad debt expense.

Income Tax Expense. Our provision for income taxes for the three-month period ended November 30, 2005 increased over 2004, due to higher income before income tax expense in the three month period ended November 30, 2005. The effective tax rate was 37.6% in 2005 and 38.8% in 2004.

Operations by Segment

Three months Ended November 30, 2005 Compared to Three months Ended November 30, 2004.

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

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses amount segments differently than we would for stand-alone financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

Reconciling Amounts represent the elimination of interest income and expense, and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the three-months ended November 30, 2005 and 2004:

Three months ended:	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
November 30, 2005

Revenues	$19,177	$17,250	$308,960	$4,551	$37	$(626)	$349,349
Costs and expenses	14,755	14,870	308,962	4,655	1,362	(626)	343,978
Income (loss) before minority interest and income taxes	4,422	2,380	(2)	(104)	(1,325)	—	5,371
Minority interest	—	—	—	(52)	—	—	(52)
Income (loss) before income taxes	4,422	2,380	(2)	(52)	(1,325)	—	5,423

Grain bushels			66,655
Gross profit on grain sales			4,266

November 30, 2004

Revenues	$22,795	$11,863	$402,851	$8,093	$19	$(333)	$445,288
Costs and expenses	21,236	11,007	402,601	8,158	1,047	(333)	443,716
Income (loss) before minority interest and income taxes	1,559	856	250	(65)	(1,028)	—	1,572
Minority interest	—	—	75	(23)	—	—	52
Income (loss) before income taxes	1,559	856	175	(42)	(1,028)	—	1,520

Grain bushels			78,267
Gross profit on grain sales			4,381

Commodity and Risk Management Services. Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments.

Revenues totaled $19.2 million for the three-month period ended November 30, 2005 compared to $22.8 million for the three month period ended November 30, 2004, a decrease of $3.6 million or 15.8%. This decrease was primarily a result of the Company’s much lower fuel sales of approximately $9.0 million as the Company is moving more towards traditional brokerage services, rather than serving as a principal in fuel sales. Service, consulting and brokerage fees were up $4.1 million and futures commissions were up $0.5 million as a result of increased volume from both new and existing customers primarily as a result of volatility in the energy related commodities. Interest income increased by $1.3 million due to higher short term interest rates and higher customer margin deposits over the prior year period.

Operating expenses were lower at $14.8 million for the three month period ended November 30, 2005 compared to $21.2 million for the three month period ended November 30, 2004, a decrease of $6.4 million. The reduced volume of fuel sold of 4.6 million gallons caused $9.2 million of this decrease. This was partially offset by increases in employee compensation and broker commissions of $1.5 million due to higher broker commissions on increased futures commissions and service, consulting and brokerage fees.

Clearing and Execution Services. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others.

Revenues totaled $17.3 million for the three month period ended November 30, 2005 compared to $11.9 million for the three month period ended November 30, 2004, an increase of $5.4 million or 45.4%. This increase was due to higher commissions of $1.5 million and higher transaction fees of $2.4 million due to volume increases as a result of volatility in the energy related commodities, and increased interest income of $1.5 million due to higher short term interest rates and much higher customer margin deposits for this segment.

Operating expenses were higher at $14.9 million for the three month period ended November 30, 2005 compared to $11.0 million for the three month period ended November 30, 2004, an increase of $3.9 million. The increase was primarily a result of volume related additional pit brokerage and clearing fees of $2.6 million and introducing broker commissions of $0.8 million, and increased salaries, wages and related benefits of $0.2 million.

Grain Merchandising. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas.

Gross profit was $4.3 million and $4.4 million for the three-month periods ended November 30, 2005 and 2004, respectively. The gross profit remained consistent despite the decrease in bushels merchandised from 78.3 million for the three month period ended November 30, 2004 to 66.7 million for the three-month period ended November 30, 2005.

Operating expenses were $4.4 million for the three month period ended November 30, 2005 and $4.6 million for the three month period ended November 30, 2004 a decrease of $0.2 million. This decrease reflects that no bad debt expense was recorded for the current quarter, compared to the $0.7 million charge taken in the three-month period ending November 30, 2004. Offsetting this decrease were increases in legal and professional fees and interest expense of $0.2 million and $0.4 million, respectively.

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

Revenues totaled $4.6 million for the three month period ended November 30, 2005 compared to $8.1 million for the three month period ended November 30, 2004, a decrease of $3.5 million. This decrease is primarily the result of a $4.2 million decrease in revenue from financing arrangements the Company offers through FCStone Merchant Services, LLC, initiating transactional commodity financing arrangements in energy, grain and other commodities. Offsetting this decrease was a $0.6 million increase in interest revenue from increased activity in the grain inventory financing program.

Operating expenses totaled $4.7 million for the three month period ended November 30, 2005 compared to $8.2 million for the three month period ended November 30, 2004, a decrease of $3.5 million. This decrease is primarily the result of a $4.1 million decrease in expenses from the commodity financing arrangements the Company offers through FCStone Merchant Services, LLC, offset by a $0.5 million increase in interest expense from increased activity in the grain financing program.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the three month period ended November 30, 2005 and 2004. Operating expenses increased $0.3 million for the three month period ended November 30, 2005 over the three months ended November 30, 2004 primarily due to higher employee compensation and related benefits.

Liquidity and Capital Resources

The following table presents a summary of unrestricted cash flows for the three months ended November 30, 2005 compared to the three months ended November 30, 2004.

	Three months ended November 30,
	2005	2004
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$(5,523)	$16,647
Investing Activities	(22,384)	(6,539)
Financing Activities	34,372	(5,386)

Net Increase in cash and cash equivalents - unrestricted	$6,465	$4,722

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

Cash and cash equivalents increased $6.5 million in the three months ended November 30, 2005 and $4.7 million in the three months ended November 30, 2004.

Cash Flows from Operations

In the commodities industry, companies’ trading activities are reported in the operating section of the statement of cash flows. Due to the potential volatility in the commodities market, wide fluctuations in the balance of customer segregated funds may exist from day-to-day. As a result of this volatility, cash flows from operations may fluctuate positively or negatively at the end of a reporting period.

The Company used in its operations cash of $5.5 million for the three months ended November 30, 2005, as compared to generating cash of $16.6 million from operations for the three months ended November 30, 2004, primarily due to changes in the following:

•	Commodity accounts receivable/payable and marketable securities for customer segregated funds and other decreased by $12.5 million during the three-month period ended November 30, 2005, primarily due to slightly reduced customer margin deposits with the company as a a result of lower margin requirements on grain commodities by the exchanges.

•	Accounts payable decreased by $20.0 million during the three-month period ended November 30, 2005, primarily due to a decrease in customer deposits on OTC transactions, offset by an increase in payables related to grain merchandising, primarily due to the timing of inventory purchases and related freight costs. Accounts payable increased by $43.5 million during the three-month period ended November 30, 2004, primarily due to the timing of payments for inventory purchases and freight costs;

•	Accounts receivable and advances on grain decreased by $10.6 million during the three-month period ended November 30, 2005 primarily due to a decrease in receivables on our OTC transactions, offset by an increase in receivables in our grain merchandising segment. Accounts receivable and advances on grain increased by $5.8 million during the three-month period ended November 30, 2004, primarily due to the increase in receivables in our grain merchandising segment.

•	Inventories of grain and fuel increased by $13.6 million during the three-month period ended November 30, 2005. Inventories of grain and fuel increased by $17.5 million during the three-month period ended November 30, 2004. The variance is primarily due to the increase in grain bushels held in inventory. During the three months ended November 30, 2005, grain inventory bushels increased by 3.4 million to 7.2 million bushels. During the three months ended November 30, 2004, grain inventory bushels increased by 3.5 million to 6.4 million bushels.

Cash Flows from Investing Activities

The Company used in its investing activities, cash of $22.4 million and $6.5 million for the three-month periods ended November 30, 2005 and 2004, respectively, primarily due to the issuance of notes receivable associated with our financial services segment.

Cash Flows from Financing Activities

The Company had cash provided by financing activities of $34.4 million for the three-month period ended November 30, 2005 primarily due to drawing down on our lines of credit available within our grain merchandising and financing services segments. The Company used cash of $5.4 million in its financing activities for the three-month period ended November 30, 2004 primarily due to partial repayment on our lines of credit and subordinated debt.

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

An expansion of the grain facility located in Mobile, Alabama was placed in partial service in October 2005. This facility is reported under a capital lease with the Alabama State Docks. The expansion was constructed under a design/build type of contract and is financed by an offering of $5.5 million in industrial development revenue bonds. On October 15, 2004, after major construction was complete, but before acceptance of the project, the foundation of one of the four bins subsided during initial bin filling operations, causing significant damage to the affected bin, its foundation and other structures. Negotiations for recovery and remediation with potentially responsible parties have been undertaken. In November 2005, a claim for certain resulting damage to the facility against FDGI’s own insurer was settled for $570,500. The Company expects to use these funds to cover expected costs in repairing equipment that was damaged. Such settlement does not cover the damage to the underlying foundation, the costs of remediating any foundation defects, or loss of use or other consequential damages. Negotiation has failed to resolve the issues with other responsible parties, and a lawsuit to recover remediation costs, loss of use damages and other damages has been commenced in state court in Mobile, Alabama. FGDI intends to vigorously pursue such litigation to seek a full recovery of all of its damages.

In view of the subsidence incident, FGDI delayed placing the directly affected bin and two of the other new bins, which were of similar construction, into service. The fourth bin, which was constructed on a pre-existing foundation, has been in full service without known problem. Engineering investigations have been undertaken into the cause of the problem and proposals for alternative forms of remediation have been obtained. After considering available information, FGDI has elected to proceed with additional testing which involves partial use of the three affected binds. This testing is being conducted under controlled engineering conditions designed to limit the risk of another subsidence incident. Such testing has been successful to date yielding data that will be used to help confirm the causes of the problem.

Financing Activities. The Company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Amount Available	Amount Outstanding at November 30, 2005
			(dollars in millions)
Deere Credit, Inc.	March 1, 2006	Margin Calls	$40.8	$-0-
Deere Credit, Inc.	March 1, 2006	Repurchase Agreements	46.0	40.2
Deere Credit, Inc.	December 1, 2006	Subordinated Debt for Regulatory Capital	7.0	2.0
Deere Credit, Inc.	October 1, 2006	General Corporate	6.2	4.2

Total Deere			$100.0	$46.4
CoBank, ACB	January 31, 2006	Grain Merchandising	$68.0	$10.8
CoBank, ACB	January 31, 2007	Grain Merchandising	8.0	-0-
CoBank, ACB	June 30, 2006	OTC & Fuel Operations	15.0	-0-
CoBank, ACB	May 1, 2006	Repurchase Agreements	75.0	8.8

Total CoBank			$166.0	$19.6
Harris Bank	March 10, 2006	Margin Calls	$15.0	$-0-
AFG Trust Finance Limited	May 25, 2006	Grain Merchandising	$20.0	$3.4
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	$5.5	$4.0
Sowood Commodity Partners Fund, LP.	March 4, 2006	Junior, secured revolving credit facility—Financial Services operations	$30.0	$-0-
Fortis Capital Corp.	Demand	Financial Services operations	$20.0	$-0-
RZB Finance, LLC	Demand	Financial Services operations	$8.0	$5.4
UFJ Bank Limited	Demand	Financial Services operations	$10.0	$-0-
Subordinated Debt	June 30, 2006	Regulatory Capital	$1.8	$1.5
Long-term Note	Monthly payments for 8 years	NYMEX seat	$0.5	$0.4

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at November 30, 2005 and expects to remain in compliance in the future.

We carry significant open futures positions on behalf of our customers in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. The above lines of credit in place of margin calls are rarely used, but necessary to cover any abnormal commodity market fluctuations and the margins calls they may produce. With the Company and customer funds on deposit and the available credit lines noted above, management believes we have adequate capital reserves to meet any foreseeable market fluctuations based upon current commodity market activities.

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

Our Financial Services segment has a $46.0 million line of credit with Deere Credit, Inc. and a $75.0 million line of credit with CoBank, ACB available to finance its grain inventory repurchasing program. This program’s demand tends to fluctuate, therefore, these lines of credit are utilized to a great extent.

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

Other Matters

Critical Accounting Policies and Estimates. In preparing its most recent annual report on Form 10-K, the Company disclosed information about critical accounting policies and estimates the Company makes in applying its accounting policies. We have made no changes to the methods of application or the assumptions used in applying these policies from those as disclosed in the most recent annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. The commodity price risk associated with physical fuel is not material and is for the account of our customers. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. The Company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at November 30, 2005:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	2,008	2,071	3,065	59
Purchase Contracts	23,929	4,602	6,660	734
Sale Contracts	(6,941)	(7,819)	(1,535)	(900)
Futures Long	—	2,872	—	320
Futures Short	(19,083)	(1,725)	(7,700)	—
Net Open Position	(87)	1	490	213

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the November 30, 2005 level of $2.02 per bushel would result in a gain (or loss) to future earnings of $(18,000).

A hypothetical 10% increase (or decrease) in the market price of soybeans from the November 30, 2005 level of $5.58 per bushel would result in a gain (or loss) to future earnings of $1,000.

A hypothetical 10% increase (or decrease) in the market price of wheat from the November 30, 2005 level of $3.21 per bushel would result in a gain (or loss) to future earnings of $157,000.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the November 30, 2005 level of $1.81 per bushel would result in a gain (or loss) to future earnings of $39,000.

Interest Rate Risk

The Company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at November 30, 2005 has a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less so that the blended interest rate to the Company for all such notes approximates current market rates.

In the financing of grain, as interest rates increase, the spread between future option months generally becomes wider, allowing larger incomes in grain margins to offset the potential increases in interest expense. A portion of the outstanding balance of variable rate debt is used to finance certain notes receivable to customers in the financial services segment. The interest charged on the notes receivable is also at a variable rate, therefore eliminating the interest rate risk on that debt. Of the variable rate debt, the average outstanding balance subject to interest rate risk of the past year was $43.7 million. A hypothetical 100 basis point increase (or decrease) in interest rates would result in a (loss) or gain to future earnings of $437,000, assuming a similar debt level throughout FY2006.

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $4.0 million is not material to the financial statements. We believe the risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

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

Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended November 30, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contact, and making an award to claimant of approximately $175,000 which has been accrued for during the current three-month period ending November 30, 2005. The award bears interest and a partial award of attorneys fees and costs was also made in an amount not yet quantified. The arbitration award is subject to appeal, but it is not known if claimant will appeal, and FGDI has not yet decided if it will appeal.

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

Management is currently unable to predict the outcome of these claims and, with the exception of the claim in which an arbitration panel has rendered a decision, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, with the exception of the amount recorded as a result of the arbitration panel’s decision, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

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

Item 1A. Risk Factors

Not applicable

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

FCStone Group, Inc.
Registrant

January 13, 2006	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

January 13, 2006	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer