Form 10-Q
period 2006-02-28
FCStone Group, Inc.
filed 2006-04-19
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

There is currently no public market for the registrant’s securities. As of April 13, 2006, the registrant had 4,829,679 shares of common stock outstanding.

Part I

EXPLANATORY NOTE

On April 17, 2006, the Company’s management advised the Audit Committee of the Company’s Board of Directors that it believed the Company was using an incorrect accounting method for the classification of common stock held by the FCStone Group Employee Stock Ownership Plan. Management and representatives of KPMG LLP discussed with the Company’s Audit Committee the application of the accounting methods and, as a result, the Audit Committee determined that pursuant to §210.5-02 (28) of Regulation S-X, shares of its common stock held by the FCStone Group Employee Stock Ownership plan should be classified as “Redeemable common stock held by employee stock ownership plan (ESOP)” on the Company’s Consolidated Statements of Financial Condition as of (i) August 31, 2005, together with the Condensed Statements of Financial Condition as of such date (included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 29, 2005, referred to as the “Fiscal Year 2005 Form 10-K”), (ii) November 30, 2005 (included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2006, referred to as the “First Quarter 2006 Form 10-Q”), and (iii) February 28, 2006 (to be included in the Company’s Quarterly Report on Form 10-Q for the quarter then ended, referred to as the “Second Quarter 2006 Form 10-Q”). Pursuant to §210.5-02 (28), “Redeemable common stock held by employee stock ownership plan (ESOP)” will not be presented as permanent capital with “Stockholders’ equity.”

The reclassification has no impact on the Company’s Consolidated and Condensed Statements of Operation, including net income and earnings per share, and has no impact on assets or liabilities on the Company’s Consolidated and Condensed Statements of Financial Condition. On April 17, 2006, the Audit Committee also concluded that the Company’s previously issued financial statements for the year ended August 31, 2005, the independent registered public accountants’ report thereon, and the financial statements for the quarter ended November 30, 2005 should no longer be relied upon. The Company’s Audit Committee discussed with KPMG LLP the matters referred to in this note.

The Company intends to amend as soon as practicable the Fiscal Year 2005 Form 10-K and the First Quarter 2006 Form 10-Q to restate the applicable Consolidated Statements of Financial Condition to reclassify the redemption value of such shares of approximately $4.5 million from “Stockholders’ equity” to “Redeemable common stock held by employee stock ownership plan (ESOP)”.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	February 28 2006	August 31 2005
	(Unaudited)	(Restated)
ASSETS
Cash and cash equivalents
Unrestricted	$44,282	$25,145
Restricted	1,449	1,410
Segregated	17,140	10,509
Commodity accounts receivable
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	391,172	396,446
Proprietary commodity accounts	23,982	18,028
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	17,730	6,351

Total commodity deposits and accounts receivable	432,884	420,825

Marketable securities, at fair value – customer segregated and other	216,882	192,328
Accounts receivable and advances on grain	127,258	110,246
Notes receivable	23,666	9,632
Inventories – grain, fertilizer, and fuel	38,614	14,605
Exchange memberships and stock, at cost	2,166	1,797
Furniture, equipment, and improvements, net	8,058	8,206
Deferred income taxes	4,413	4,013
Investments in affiliates	1,666	1,726
Investments in other organizations	1,847	1,843
Other assets	8,437	3,237

Total Assets	$928,762	$805,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks written in excess of bank balance	$—	$4,880
Commodity and customer regulated accounts payable	605,359	549,200
Trade accounts payable and advances	146,000	129,715
Accrued expenses	22,759	20,764
Notes payable	88,435	36,911
Subordinated debt	3,500	5,500
Obligations under capital leases	3,850	4,125

Total Liabilities	869,903	751,095

Minority interest	4,752	4,755
Redeemable common stock held by employee stock ownership plan (ESOP) (notes 2 and 8)	5,869	4,487
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000, issued and outstanding 4,829,679 shares at February 28, 2006 and 4,828,279 at August 31, 2005	21,538	21,524
Accumulated other comprehensive loss	(4,555)	(4,555)
Retained earnings	37,124	32,703

	54,107	49,672
Less maximum cash obligation related to ESOP shares (notes 2 and 8)	(5,869)	(4,487)

Total stockholders’ equity	48,238	45,185

Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$928,762	$805,522

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005
Revenues:
Commissions – commodity futures and options	$15,569	$12,143	$31,046	$25,662
Service, consulting and brokerage fees	8,444	5,032	15,428	8,029
Clearing and transaction fees	7,950	5,192	15,443	10,264
Interest	4,972	1,684	9,244	2,927
Other	686	1,372	1,166	2,025
Sales of commodities	230,977	320,667	546,192	742,672

Total revenues	268,598	346,090	618,519	791,579

Costs and expenses:
Cost of commodities sold	226,320	315,463	536,935	732,915
Employee compensation and broker commissions	9,983	8,205	19,649	15,959
Pit brokerage and clearing fees	10,877	7,718	21,009	15,500
Introducing broker commissions	4,776	3,002	9,202	6,164
Employee benefits and payroll taxes	2,483	2,109	4,684	3,842
Office, equipment and facilities rent and expenses	1,727	1,448	3,482	3,084
Communications and marketing information	858	861	1,687	1,673
Interest	1,566	755	2,734	1,355
Travel and related	719	586	1,525	1,084
Depreciation	398	369	790	757
Bad debt expense	150	317	405	1,030
Other operating expenses	2,185	2,035	4,490	3,422

Total costs and expenses	262,042	342,868	606,592	786,785

Income before income tax expense and minority interest	6,556	3,222	11,927	4,794
Minority interest	60	416	8	468

Income after minority interest and before income tax expense	6,496	2,806	11,919	4,326
Income tax expense	2,560	1,060	4,600	1,650

Net income	$3,936	$1,746	$7,319	$2,676

Basic and diluted shares outstanding (note 4)	4,829	4,309	4,829	4,309

Basic and diluted earnings per share	$0.82	$0.41	$1.52	$0.62

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended February 28
	2006	2005
Cash flows from operating activities:
Net income	$7,319	$2,676
Depreciation and amortization	790	757
Minority interest, net of distributions	(3)	468
Equity in earnings of affiliates	54	—
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	12,915	(4,265)
Increase in accounts receivable and advances on grain	(17,012)	(12,848)
Increase in inventory – grain, fertilizer, and fuel	(24,009)	(19,889)
Increase in other assets	(5,604)	(91)
Increase in accounts payable	16,285	34,797
Increase (decrease) in accrued expenses	1,995	(1,103)

Net cash (used in) provided by operating activities	(7,270)	502

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(642)	(391)
Issuance of notes receivable, net	(14,034)	(9,235)
Purchase of exchange membership and stock	(369)	(925)
Distributions from affiliates	6	—

Net cash used in investing activities	(15,039)	(10,551)

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	(4,880)	1,689
Proceeds from notes payable, net	51,524	24,518
Proceeds from issuance of redeemable common stock held by ESOP	14	—
Payment for redemption of stock	—	(8)
Dividends paid	(2,898)	—
Payment of prior year patronage	—	(1,869)
Payments under capital lease	(275)	(275)
Monies deposited in escrow	(39)	—
Proceeds from subordinated debt	500	2,000
Payments on subordinated debt	(2,500)	(2,250)

Net cash provided by financing activities	41,446	23,805

Net increase in cash and cash equivalents – unrestricted	19,137	13,756
Cash and cash equivalents – unrestricted – beginning of period	25,145	7,943

Cash and cash equivalents – unrestricted – end of period	$44,282	$21,699

Supplemental disclosures of cash flow information:
Interest paid	$2,238	$1,404

Income taxes paid	$5,084	$1,219

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,368	—

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are carried under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (US GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto to be included in the Company’s amended annual report on Form 10-K/A for the Company’s fiscal year ended August 31, 2005, to be filed with the Securities and Exchange Commission as soon as practicable.

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

2. RESTATEMENT

The Consolidated Statements of Financial Condition, Stockholders’ Equity and Comprehensive Income, and Cash Flows as of August 31, 2005 and November 30, 2005 and for the periods then ended have been restated to reclassify 448,692 of shares of common stock, owned by the ESOP separate from permanent stockholders’ equity. Management determined that the redemption features for shares held by the ESOP, as of those dates, with a value of $4,486,920, respectively, are not solely within the control of the Company, thus requiring presentation as temporary equity. This restatement has no impact on the Company’s results of operations or compliance with covenants related to any credit facilities for the fiscal year ended August 31, 2005 or three month period ended November 30, 2005.

The following table summarizes the impact of the restatements on the financial statements:

	As previously reported	As restated
	August 31, 2005	August 31, 2005
	(In thousands)
Consolidated Statement of Financial Condition:
Redeemable common stock held by ESOP	$—	$4,487

Stockholders’ Equity:
Common stock, no par value	21,524	21,524
Accumulated other comprehensive loss	(4,555)	(4,555)
Retained earnings	32,703	32,703
Maximum cash obligation related to ESOP shares	—	(4,487)

Total stockholders’ equity	$49,672	$45,185

	As previously reported	As restated
	November 30, 2005	November 30, 2005
	(In thousands)
Consolidated Statement of Financial Condition:
Redeemable common stock held by ESOP	$—	$4,487

Stockholders’ Equity:
Common stock, no par value	21,524	21,524
Accumulated other comprehensive loss	(4,555)	(4,555)
Retained earnings	36,086	36,086
Maximum cash obligation related to ESOP shares	—	(4,487)

Total stockholders’ equity	$53,055	$48,568

3. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Effective April 1, 2006, such plan was closed to new employees hired subsequent to the April 1, 2006 date. Additionally, the Company has a nonqualified noncontributory retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three and six month periods ended February 28, 2006 and 2005 for the defined benefit plans consists of the following components:

	Three months ended February 28		Six months ended February 28,
	2006	2005	2006	2005
Service cost	$510,882	$427,232	$1,021,764	$854,464
Interest cost	328,755	285,950	657,510	571,900
Less expected return on plan assets	306,231	243,076	612,462	486,152
Net amortization and deferral	229,776	109,733	459,552	219,466

Net periodic pension expense	$763,182	$579,839	$1,526,364	$1,159,678

4. INVENTORIES

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. Realized and unrealized gains and losses on futures contracts are credited or charged to current cost of sales.

Fertilizer inventory is recorded at the lower of cost or market using the first-in, first-out method.

Fuel inventory is recorded at the lower of cost or market using the weighted average method. The Company has moved towards offering traditional brokerage services, rather than serving as a principal in fuel sales; as a result the Company held no fuel inventory at February 28, 2006, and does not intend to do so in the future.

A summary of inventories as of February 28, 2006 and August 31, 2005 are as follows:

	February 28, 2006	August 31, 2005
Grain	$36,558,593	$13,507,493
Fertilizer	2,055,273	633,293
Fuel	—	464,315

	$38,613,866	$14,605,101

5. EARNINGS PER SHARE

Earnings per share has been presented in the accompanying Consolidated Statement of Operations. The calculation of the basic and diluted shares outstanding for the three-month period and six-month period ended February 28, 2005, assumes the shares issued as a result of the restructuring (see Note 8) had been issued and outstanding for the full year.

6. OPERATING SEGMENT INFORMATION

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended February 28, 2006 and 2005, respectively, and the balance sheet data as of those dates (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Three Months Ended:

February 28, 2006
Total Revenues	$19,629	$18,630	$223,352	$7,852	$(12)	$(853)	$268,598
Interest Revenue	1,676	2,501	212	1,122	43	(582)	4,972
Interest Expense	20	73	1,020	946	89	(582)	1,566
Income (loss) before minority interest and income taxes	5,253	2,822	284	3	(1,806)	—	6,556
Total Assets	321,891	492,534	106,595	55,807	10,370	(58,435)	928,762

February 28, 2005
Total Revenues	$15,500	$11,892	$309,026	$10,096	$23	$(447)	$346,090
Interest Revenue	530	869	29	395	21	(160)	1,684
Interest Expense	8	45	516	295	51	(160)	755
Income (loss) before minority interest and income taxes	2,056	869	807	630	(1,140)	—	3,222
Total Assets	$188,942	$294,194	$128,222	$30,703	$7,221	$(32,967)	$616,315

Six Months Ended:

February 28, 2006
Total Revenues	$39,378	$35,880	$532,312	$12,403	$25	$(1,479)	$618,519
Interest Revenue	3,343	4,726	233	1,787	80	(925)	9,244
Interest Expense	37	154	1,797	1,509	162	(925)	2,734
Income (loss) before minority interest and income taxes	9,675	5,202	282	(101)	(3,131)	—	11,927
Total Assets	321,891	492,534	106,595	55,807	10,370	(58,435)	928,762

February 28, 2005
Total Revenues	$38,497	$23,755	$711,877	$18,188	$42	$(780)	$791,579
Interest Revenue	943	1,589	79	466	40	(190)	2,927
Interest Expense	24	131	929	370	91	(190)	1,355
Income (loss) before minority interest and income taxes	3,616	1,725	1,057	564	(2,168)	—	4,794
Total Assets	$188,942	$294,194	$128,222	$30,703	$7,221	$(32,967)	$616,315

7. CONTINGENCIES

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant of approximately $175,000. Additionally, the award bears interest and arbitration costs of approximately $100,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has accrued $250,000 related to this claim, during the current six-month period ending February 28, 2006. On January 3, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. FGDI intends to cross appeal as to the amount awarded to the claimant by the arbitration panel.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI has submitted a statement of defense and counterclaim. Xiamen has subsequently rescinded its original claim and FGDI expects to receive a modified claim. FGDI intends to vigorously defend this claim.

Management is currently unable to predict the outcome of these claims and, with the exception of the claim in which an arbitration panel has rendered a decision, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is not probable. As such, with the exception of the amount recorded as a result of the arbitration panel’s decision, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the results of arbitration and assess the need for future accruals.

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

8. RESTRUCTURING AND EMPLOYEE STOCK OWNERSHIP PLAN

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

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. Eligible participants were able to elect to make a one-time irrevocable transfer of a portion of their 401(k) Plan to the ESOP. The amount of the transfer was limited to no more than one-third (1/3) of the eligible participant’s 401(k) Plan account balance. The ESOP intends to operate on a plan year which corresponds to the calendar year. For plan years beginning after December 31, 2005, the Company will make matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan. Dividends received with respect to shares of Company Stock allocated to participants’ accounts in the ESOP will be credited to such participants’ accounts annually on the basis of the number of shares of Company Stock allocated to each such participant’s account. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing from the Company 448,692 shares of common stock at a purchase price of $10.00 per share, for an aggregate of $4,486,920. An additional 1,400 shares were purchased in the quarter ending February 28, 2006. In the event a terminated plan participant, whether by death, disability, retirement or other termination, desires to sell his or her shares of Company stock, the Company may be required to purchase the shares from the participant at their appraised value. To the extent that shares of common stock held by the ESOP are not readily tradeable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as a liability. On March 14, 2006, the Company and the ESOP received from Stern Brothers Valuation Advisors the valuation of the Company’s Common Stock as of December 31, 2005, which valued the Common Stock at $13.04 per share for ESOP purposes. The Company and the ESOP obtain an annual valuation in connection with the administration of the ESOP. The annual valuation will have the effect of increasing or decreasing the maximum cash obligation related to ESOP shares. This change in the value of ESOP shares is adjusted through stockholders’ equity, and therefore has no impact on net income in the Consolidated Statement of Operations.

As of February 28, 2006, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

Shares held by the ESOP	450,092
Fair value per share	$13.04
Maximum cash obligation	$5,869,200

9. SUBSEQUENT EVENTS

On March 9, 2006, the Company sent a redemption notice to Sowood Commodity Partners Fund LP (Sowood), informing them of our intention to redeem their minority ownership interest in FCStone Merchant Services, LLC, in accordance with the Limited Liability Company Agreement. On April 7, 2006, the Company received acknowledgment from Sowood regarding the acceptance of the redemption. The effective time of the redemption is the close of business on March 31, 2006, with the payment of the redemption price to be made on April 28, 2006. The Company estimates the redemption price, which will equal Sowood’s book value at March 31, 2006, to be approximately $900,000.

On March 28, 2006, FGDI entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with CoBank, ACB (as lender and agent) (“CoBank”). The Credit Agreement amends and restates the Master Loan Agreement, dated March 25, 2005, between FGDI and CoBank, and the related Revolving Credit Supplement and Revolving Term Loan Supplement in their entirety. The Credit Agreement provides a revolving credit line and term loan advances in the aggregate not to exceed $68.0 million. The revolving credit line terminates on March 28, 2007 and the term loan advance line terminates on March 28, 2008. Amounts due under the Credit Agreement are secured by all of FGDI’s present and future assets, including inventories, accounts receivable, equipment, real property, fixtures, farm products and intangible assets. The Credit Agreement requires FGDI to comply with certain financial covenants, including compliance with minimum net worth, working capital, financial ratios, and base borrowing limits. Advances under the Credit Agreement will be used to finance FGDI’s working capital requirements in the ordinary course of business.

On April 19, 2006, the Company was informed that a grain merchandising customer located in Montgomery, Alabama, with whom we have outstanding current receivables of approximately $900,000, filed Chapter 11 bankruptcy on April 18, 2006. The Company is currently reviewing our legal alternatives and position in the bankruptcy proceedings, and consequently, a reasonable estimate of the potential loss cannot be made at this time. No provision has been recorded at this time and the Company will continue to assess this as additional information becomes available.

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

Recent Developments, Market Trends and Capital

Prior to our conversion from a cooperative, we realized a significant increase in our “nonmember” business revenues, especially over the five years prior to the conversion. This increase is a result of the Company expanding our risk management services into other commodities in addition to our traditional grain marketing base. We expect this trend to continue, as we offer more risk management programs and services to other industries and companies to help them manage their commodity risks. We have also seen a consolidation in the commodity exchange clearing business, which has allowed us to capture additional customers and business.

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of FY 2001 to $433 million at February 28, 2006. As these segments continue to grow, we anticipate needing additional regulatory capital to meet Commodity Futures Trading Commission (CFTC) requirements. Because of the need to finance our continued growth, in FY2005 we restructured our company to no longer operate on a cooperative basis (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We exchanged new common stock for the then outstanding common and preferred stock and patronage-based rights of our members. The Company then commenced a subscription rights offering on April 15, 2005, and the offering continued until June 29, 2005, with approximately 174,000 shares sold and $1.7 million of equity raised. In June 2005, the Company formed an employee stock ownership plan (ESOP) in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale was consummated in August 2005, raising approximately $4.5 million in new capital. As a result of the exercise of member subscription rights and the initial ESOP investment, the Company raised approximately $6.2 million of new capital. On March 14, 2006, the Company and the ESOP received from Stern Brothers Valuation Advisors the valuation of the Company’s Common Stock as of December 31, 2005, which valued the Common Stock at $13.04 per share.

Although the expansion of our services to other industries and to foreign markets does require additional personnel and related expenses, it does not generally require any significant capital expenditures. Our primary capital concern is meeting CFTC regulatory requirements arising from our anticipated increased business. We expect our new business structure to alleviate most of these concerns. In addition, with the ESOP in place, we also expect to raise an additional $1 million annually in equity capital from ESOP common stock purchases. This amount, plus our ability to better control annual dividends based upon net earnings, should provide the Company with significant annual additions to capital resources. With our new structure in place, we have the flexibility to raise capital in a more timely manner through a stock or debt offering to our current stockholders or others approved by our board of directors. Although we have no current plans for such an offering, management believes that the availability of such capital raising mechanisms will allow the Company to be more flexible and competitive in the future. With such flexibility and with the additional capital from sources noted above and the expected capital resources generated annually through the ESOP and operations, we anticipate meeting our expected capital needs for the next several years.

Sowood Commodity Partners Fund LP (Sowood) owns a minority interest in FCStone Merchants Services, LLC (Merchants). On March 9, 2006, the Company sent a redemption notice to Sowood Commodity Partners Fund LP (Sowood), informing them of our intention to redeem their minority ownership interest in Merchants, in accordance with the Limited Liability Company Agreement. On April 7, 2006, the Company received acknowledgment from Sowood regarding the acceptance of the redemption. The effective time of the redemption is the close of business on March 31, 2006, with the payment of the redemption price to be made on April 28, 2006. The Company estimates the redemption price to be approximately $900,000.

Results of Operations

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005

Revenues

Revenues totaled $268.6 million for the three month period ended February 28, 2006 compared to $346.1 million for the three-month period ended February 28, 2005, a decrease of $77.5 million or 22.4%. This decrease was primarily a result of a 6.2 million or 9.6% decrease in grain bushels handled, which accounted for a revenue decrease of $85.9 million. Although the $85.9 million decrease in grain sales was a significant amount when compared to total revenues, the cost of grain sold also decreased $85.2 million. The decreased grain sales and cost of sales results from the decline in bushels handled, and had little effect on net income, as the gross profit from grain merchandising remained relatively consistent. As indicated in prior periods, the Company no longer serves as a principal in the direct purchase and sale of physical fuel and has moved towards offering traditional brokerage services. As a result, related physical fuel sales were down $1.4 million as the Company sold 2.0 million fewer gallons than in the prior comparative period. Additionally, transactional commodity revenues in our Financial Services segment were down $2.4 million, as result of the decrease in the number of transactions financed. Commissions were up $3.4 million due to higher trade volume, and clearing and transaction fees were up $2.8 million on higher trade volume in the clearing and execution services segment. Service, consulting and brokerage fees were $3.4 million higher primarily due to increased volume from energy, ethanol, and grain risk management brokerage and fees from both new and existing customers. Interest income was up $3.3 million due to higher short term interest rates, additional customer margin deposits, and increased activity in the grain inventory financing program.

Costs and Expenses

Cost of Commodities Sold. Cost of commodities sold totaled $226.3 million for the three month period ended February 28, 2006 compared to $315.5 million for the three month period ended February 28, 2005, a decrease of $89.2 million or 28.3%. This decrease was primarily a result of lower grain and fuel volumes sold as noted above, with minimal effect on operating income.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $10.0 million for the three month period ended February 28, 2006 compared to $8.2 million for the three month period ended February 28, 2005, an increase of $1.8 million or 22.0%. This increase was primarily a result of volume related increased broker commissions due to the higher revenues at both the Company’s commodity and risk management services and clearing and execution services segments and higher incentive compensation due to higher net income.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $7.7 million for the three month period ended February 28, 2005 to $10.9 million for the three month period ending February 28, 2006 is entirely related to increased commissions and clearing and transaction fee revenues.

Introducing Broker Commissions. Introducing Broker (IB) commissions’ expenses are directly related to the commission income generated by the introducing broker customers of the Company. Such expenses increased from $3.0 million for the three month period ended February 28, 2005 to $4.8 million for the three month period ended February 28, 2006 due primarily to increased commissions from IB customers in the clearing and execution services segment.

Interest. Interest expense increased to $1.6 million for the three month period ended February 28, 2006 from $0.8 million for the three month period ending February 28, 2005 due primarily to higher short term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Other Operating Expenses. Other operating expenses were $8.5 million for the three month period ended February 28, 2006 compared to $7.7 million for the three month period ended February 28, 2005, an increase of $0.8 million. This increase was primarily a result of an increase in the Company’s employee benefits and payroll taxes of $0.4 million, office, equipment, and facilities rent and expenses of $0.3 million, travel expense of $0.1 million, and insurance costs of $0.2 million. Offsetting these increases was a $0.2 million decrease in bad debt expense.

Income Tax Expense. Our provision for income taxes for the three-month period ended February 28, 2006 increased over 2005, due to higher income before income tax expense in the three month period ended February 28, 2006. The effective tax rate was 39.4% in 2006 and 37.8% in 2005.

Operations by Segment

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005.

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

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP). Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

Reconciling Amounts represent the elimination of interest income and expense, and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments.

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the three months ended February 28, 2006 and 2005 (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Three Months Ended:
February 28, 2006
Revenues	$19,629	$18,630	$223,352	$7,852	$(12)	$(853)	$268,598
Costs and Expenses	14,376	15,808	223,068	7,849	1,794	(853)	262,042
Income (loss) before minority interest and income taxes	5,253	2,822	284	3	(1,806)	—	6,556
Minority interest	—	—	85	(25)	—	—	60
Income (loss) before income taxes	5,253	2,822	199	28	(1,806)	—	6,496
Grain bushels sold			58,042
Gross profits on grain sales			4,230

February 28, 2005
Revenues	$15,500	$11,892	$309,026	$10,096	$23	$(447)	$346,090
Costs and expenses	13,444	11,023	308,219	9,466	1,163	(447)	342,868
Income (loss) before minority interest and income taxes	2,056	869	807	630	(1,140)	—	3,222
Minority interest	—	—	242	174	—	—	416
Income (loss) before income taxes	2,056	869	565	456	(1,140)	—	2,806
Grain bushels sold			64,238
Gross profit on grain sales			4,894

Commodity and Risk Management Services. Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments.

Revenues totaled $19.6 million for the three-month period ended February 28, 2006 compared to $15.5 million for the three month period ended February 28, 2005, an increase of $4.1 million or 26.5%. This increase was despite lower fuel sales of approximately $1.4 million as the Company is moving more towards traditional brokerage services, rather than serving as a principal in fuel sales. Service, consulting and brokerage fees were up $3.6 million due to increased energy, ethanol, and grain related risk management brokerage and additional customers on our fee based risk management program. Commissions were up $0.8 million as a result of increased volume from both new and existing customers primarily as a result of a larger fall 2005 grain crop and higher grain prices. Interest income increased by $1.1 million due to higher short term interest rates and higher customer margin deposits over the prior year period.

Operating expenses of $14.4 million for the three month period ended February 28, 2006, increased compared to $13.4 million for the three month period ended February 28, 2005, an increase of $1.0 million. The reduced volume of fuel sold of 2.0 million gallons caused a $1.4 million decrease. This was offset by increases in employee compensation and broker commissions and related benefits of $1.6 million due primarily to higher broker commissions on increased futures commissions and service, consulting and brokerage fees. Introducing broker commissions also increased $0.3 million due to higher commission revenue.

Clearing and Execution Services. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others.

Revenues totaled $18.6 million for the three month period ended February 28, 2006 compared to $11.9 million for the three month period ended February 28, 2005, an increase of $6.7 million or 56.3%. This increase was primarily due to higher commissions of $2.3 million and higher transaction fees of $2.8 million due to volume increases as a result of volatility in the energy related commodities. Trade volume increased from 8.1 million contracts in 2005 to 10.5 million contracts in 2006. Interest income also increased $1.6 million due to higher short term interest rates and much higher customer margin deposits for this segment.

Operating expenses were higher at $15.8 million for the three month period ended February 28, 2006 compared to $11.0 million for the three month period ended February 28, 2005, an increase of $4.8 million. The increase was primarily a result of volume related additional pit brokerage and clearing fees of $3.2 million and introducing broker commissions of $1.3 million, and increased salaries, wages and related benefits of $0.2 million.

Grain Merchandising. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas.

Gross profit was $4.2 million and $4.9 million for the three-month periods ended February 28, 2006 and 2005, respectively. The gross profit was lower, primarily due to the decrease in bushels merchandised from 64.2 million for the three month period ended February 28, 2005 to 58.0 million for the three-month period ended February 28, 2006.

Operating expenses were $4.5 million for the three month period ended February 28, 2006 and $4.4 million for the three month period ended February 28, 2005 an increase of $0.1 million. The increase in operating expenses was a net result of an increase in the Company’s office, equipment, and facilities rent and expenses of $0.2 million and interest expense of $0.5 million, offset by the decrease in the Company’s bad debt expense of $0.3 million, and legal and professional fees of $0.3 million.

Financial Services. The Financial Services segment offers financing and facilitation for customers to carry commodities through the use of sale/repurchase agreements whereby we purchase grain evidenced by warehouse receipts subject to a simultaneous agreement to resell such grain to the seller at a later date. Additionally, we offer clients specialized financing through transactional commodity finance arrangements and processing and tolling arrangements. Historically, this segment was primarily entering into sale/repurchase agreements whereby it purchased grain evidenced by warehouse receipts. In late 2004, this segment, through the recently formed subsidiary FCStone Merchant Services, LLC (Merchants), began engaging in similar transactions in energy, grain and other commodities, as well as transactions where it shares in commodity profits with customers in exchange for financial support.

Revenues totaled $7.9 million for the three month period ended February 28, 2006 compared to $10.1 million for the three month period ended February 28, 2005, a decrease of $2.2 million. This decrease is primarily the result of a $2.4 million decrease in revenue from financing arrangements the Company offers through Merchants, initiating transactional commodity financing arrangements in energy, grain and other commodities. Although this decrease in revenue from financing arrangements was significant amount when compared to total revenues, the cost of commodities sold also decreased $2.4 million, resulting in a minimal effect on net income. Additionally, Merchants had a $0.7 million decrease in revenue from commodity profit sharing transactions during the three month period ended February 28, 2006. Offsetting this decrease was a $0.7 million increase in interest revenue from increased activity in the grain inventory financing program, and a $0.1 million increase in rental income from subleased railcars.

Operating expenses totaled $1.5 million for the three month period ended February 28, 2006 compared to $0.8 million for the three month period ended February 28, 2005, an increase of $0.7 million. This increase is primarily the result of a $0.7 million increase in interest expense from increased activity in the grain inventory financing program.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the three month period ended February 28, 2006 and 2005. Operating expenses increased $0.6 million for the three month period ended February 28, 2006 over the three months ended February 28, 2005 primarily due to higher employee incentive compensation and additional staff and related benefits.

Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005

Revenues

Revenues totaled $618.5 million for the six-month period ended February 28, 2006 compared to $791.6 million for the six-month period ended February 28, 2005, a decrease of $173.1 million or 21.9%. This decrease was primarily a result of a 17.8 million or 12.5% decrease in grain bushels handled, which accounted for a revenue decrease of $179.5 million. Although the $179.5 million decrease in grain sales was a significant amount when compared to total revenues, the cost of grain sold also decreased $178.7 million. The decreased grain sales and cost of sales results from the decline in bushels handled, and had little effect on net income, as the gross profit from grain merchandising remained relatively consistent. As indicated in prior periods, the Company no longer serves as a principal in the direct purchase and sale of physical fuel and has moved towards offering traditional brokerage services. As a result, related physical fuel sales were down $5.8 million as the Company sold 6.6 million fewer gallons than in the prior comparative period. Additionally, transactional commodity revenues in our Financial Services segment were down $6.6 million, as result of the decrease in the number of transactions financed. Commissions were up $5.4 million due to higher trade volume, and clearing and transaction fees were up $5.2 million on higher trade volume in the clearing and execution services segment. Service, consulting and brokerage fees were $7.4 million higher primarily due to increased volume from energy, ethanol, and grain risk management and brokerage fees from both new and existing customers. Interest income was up $6.3 million due to higher short term interest rates, additional customer margin deposits, and increased activity in the grain inventory financing program.

Costs and Expenses

Cost of Commodities Sold. Cost of commodities sold totaled $536.9 million for the six month period ended

February 28, 2006 compared to $732.9 million for the six month period ended February 28, 2005, a decrease of $196.0 million or 26.7%. This decrease was primarily a result of lower grain and fuel volumes sold as noted above, and had minimal effect on net income.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $19.6 million for the six month period ended February 28, 2006 compared to $16.0 million for the six month period ended February 28, 2005, an increase of $3.6 million or 22.5%. This increase was primarily a result of volume related increased broker commissions due to the higher revenues at both the Company’s commodity and risk management services and clearing and execution services segments and higher incentive compensation due to higher net income.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $15.5 million for the six month period ended February 28, 2005 to $21.0 million for the six month period ending February 28, 2006 is entirely related to increased commissions and clearing and transaction fee revenues.

Introducing Broker Commissions. Introducing Broker (IB) commissions’ expenses are directly related to the commission income generated by the introducing broker customers of the Company. Such expenses increased from $6.2 million for the six month period ended February 28, 2005 to $9.2 million for the six month period ended February 28, 2006 due primarily to increased commissions from IB customers in the clearing and execution services segment.

Interest. Interest expense increased to $2.7 million for the six month period ended February 28, 2006 from $1.4 million for the six month period ending February 28, 2005 due primarily to higher short term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Other Operating Expenses. Other operating expenses were $17.1 million for the six month period ended February 28, 2006 compared to $14.9 million for the six month period ended February 28, 2005, an increase of $2.2 million. This increase was primarily a result of an increase in the Company’s employee benefits and payroll taxes of $0.8 million, office, equipment and facilities rent and expenses of $0.4 million, travel and related expenses of $0.4 million, advertising and promotion costs of $0.5 million, insurance costs of $0.2 million, railcar lease costs of $0.2 million, and professional fees of $0.1 million. Offsetting these increases was a $0.6 million decrease in bad debt expense.

Income Tax Expense. Our provision for income taxes for the six-month period ended February 28, 2006 increased over 2005, due to higher income before income tax expense in the six month period ended February 28, 2006. The effective tax rate was 38.6% in 2006 and 38.1% in 2005.

Operations by Segment

Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005.

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the six month period ending February 28, 2006 with the six month period ended February 28, 2005 (in thousands) :

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Six Months Ended:
February 28, 2006
Revenues	$39,378	$35,880	$532,312	$12,403	$25	$(1,479)	$618,519
Costs and Expenses	29,703	30,678	532,030	12,504	3,156	(1,479)	606,592
Income (loss) before minority interest and income taxes	9,675	5,202	282	(101)	(3,131)	—	11,927
Minority interest	—	—	85	(77)	—	—	8
Income (loss) before income taxes	9,675	5,202	197	(24)	(3,131)	—	11,919
Grain bushels sold			124,697
Gross profits on grain sales			8,496

February 28, 2005
Revenues	$38,497	$23,755	$711,877	$18,188	$42	$(780)	$791,579
Costs and expenses	34,881	22,030	710,820	17,624	2,210	(780)	786,785
Income (loss) before minority interest and income taxes	3,616	1,725	1,057	564	(2,168)		4,794
Minority interest	—	—	317	151	—	—	468
Income (loss) before income taxes	3,616	1,725	740	413	(2,168)	—	4,326
Grain bushels sold			142,505
Gross profit on grain sales			9,275

Commodity and Risk Management Services. Revenues increased $0.9 million between the comparative periods, despite the company’s much lower fuel sales of $4.7 million, as the company is moving more towards brokering fuel rather than acting as a principal. Although fuel sales declined $10.4 million from 2005, the margin on such fuel sales increased $0.2 million. Service, consulting and brokerage fees were up $7.5 million due to increased energy, ethanol, and grain risk management brokerage and additional customers on our fee based risk management program. Commission revenues increased $1.3 million as higher grain commodity prices and a larger fall 2005 crop year resulted in increased volume in 2006. As a result of higher short-term interest rates and customer margin deposits, interest income increased $2.4 million in 2006.

Costs and expenses decreased $5.2 million between the comparative periods. As noted above, much lower fuel volume accounted for $10.6 million of such decreased costs and expenses, offset by a $3.9 million increase in employee compensation and broker commissions, due primarily to the volume related increased commission revenues and service, consulting, and brokerage fee revenues.

Clearing and Execution Services. Revenues increased $12.1 million between comparative periods. Commission revenues were up $3.8 million and transaction fees were $5.2 million higher on increased volume due primarily to energy commodities price volatility. Trade volume increased from 16.0 million contracts in 2005 to 21.1 million contracts in 2006. Interest income increased by $3.1 million as a result of higher short-term interest rates and customer margin deposits.

Costs and expenses increased $8.6 million between comparative periods. This increase was primarily due to volume-related clearing fees of $5.6 million, pit brokerage of $0.2 million, introducing broker commissions of $2.1 million, and related increased employee compensation of $0.3 million.

Grain Merchandising. Grain sales decreased $179.5 million, primarily as a result of a 12.5% decrease in the volume of grain bushels sold during the first six months of fiscal 2006. Additionally, the lower volumes resulted in a decrease in gross profit on the sales of $0.8 million. Directly related to the decrease in the volume of bushels sold, the cost of grain sales decreased $178.7 million

Operating expenses were $8.9 million for the six month period ended February 28, 2006 compared to $9.0 million for the six month period ended February 28, 2005, a decrease of $0.1 million. This decrease was primarily due to a decrease in bad debt expense of $1.0 million, offset by a $0.9 million increase in interest costs.

Please see additional disclosure under the heading “Liquidity and Capital Resources.”

Financial Services. Revenues totaled $12.4 million for the six month period ended February 28, 2006 compared to $18.2 million for the six month period ended February 28, 2005, a decrease of $5.8 million. The decrease is primarily the result of a $6.6 million decrease in revenue from purchase and sales financing arrangements, the Company offers through FCStone Merchant Services, LLC, in energy and other commodities. Although this decrease in revenue from financing arrangements was a significant amount when compared to total revenues, the cost of commodities sold also decreased $6.5 million, resulting in a minimal effect on net income. Additionally, there was a $0.7 million decrease in revenues earned as a profit-share in financing arrangements. These decreases in revenues were offset by increased interest income of $1.3 million, resulting from increased activity in the grain inventory warehouse receipts program and higher short term interest rates.

Costs and expenses also decreased between the comparative periods by $5.1 million, primarily as a result of the decrease in the cost of commodities sold discussed above. Offsetting the decrease in the cost of commodities sold, is the increase in interest expense of $1.1 million, resulting from additional borrowings related to the increased activity in the grain inventory warehouse receipts program and higher short term interest rates. Additionally, railcar lease costs have increased $0.2 million.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the six month periods ended February 28, 2006 and 2005. Operating expenses were $3.2 million for the six month period ended February 28, 2006 and $2.2 million for the comparable six month period ended February 29, 2005, an increase of $1.0 million primarily a result of increased employee incentive plan accruals due to the higher net income and additional staff.

Liquidity and Capital Resources

The following table presents a summary of cash flows for the six months ended February 28, 2006 compared to the six months ended February 28, 2005.

	Six months ended February 28,
	2006	2005
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$(7,270)	$502
Investing Activities	(15,039)	(10,551)
Financing Activities	41,446	23,805

Net Increase in cash and cash equivalents - unrestricted	$19,137	$13,756

Our principal sources of liquidity are from internally generated funds from operations and from borrowings under various credit facilities. We expect that cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide sufficient funds for current operating and recurring cash needs (including working capital, capital expenditures and debt repayments) into the foreseeable future. We have approximately $419 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Cash and cash equivalents increased $19.1 million in the six months ended February 28, 2006 and $13.8 million in the six months ended February 28, 2005.

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

The Company used in its operations, cash of $7.3 million for the six-month period ended February 28, 2006, as compared to generating cash of $0.5 million from operations for the six-month period ended February 28, 2005, primarily due to changes in the following:

•	Commodity accounts receivable/payable and marketable securities for customer segregated funds and other decreased by $12.9 million during the six-month period ended February 28, 2006, primarily due to slightly reduced customer margin deposits with the company as a result of lower margin requirements on grain commodities by the exchanges. In contrast, commodity accounts receivable/payable and marketable securities for customer segregated funds and other increased by $4.3 million during the six-month period ended February 28, 2005.

•	Accounts receivable and advances on grain increased by $17.0 million during the six-month period ended February 28, 2006 primarily due to increases in receivables on our OTC transactions and receivables in our grain merchandising segment. Accounts receivable and advances on grain increased by $12.8 million during the six-month period ended February 28, 2005, also primarily due to increases in receivables on our OTC transactions and receivables in our grain merchandising segment.

•	Inventories of grain, fertilizer, and fuel increased by $24.0 million during the six-month period ended February 28, 2006. Inventories of grain, fertilizer, and fuel increased by $19.9 million during the six-month period ended February 28, 2005. The variance is primarily due to the increase in grain bushels held in inventory. During the six-month period ended February 28, 2006, grain inventory bushels increased by 3.6 million to 7.4 million bushels. During the six-month period ended February 28, 2005, grain inventory bushels increased by 3.5 million to 6.4 million bushels. Additionally, fertilizer inventory increased by $1.4 million to $2.1 million during the six-month period ended February 28, 2006, whereas fertilizer inventory was minimal in the prior comparative period. The Company held no fuel inventory at February 28, 2006, as it has moved towards offering traditional brokerage services, rather than serving as a principal in fuel sales, compared to fuel inventory of $3.1 million at February 28, 2005.

•	Accounts payable increased by $16.3 million during the six-month period ended February 28, 2006, primarily due to increased customer deposits on OTC transactions, offset by a decrease in payables related to grain merchandising, primarily due to the timing of inventory purchases and related freight costs. Accounts payable increased by $34.8 million during the six-month period ended February 28, 2005, primarily due to increased customer deposits on OTC transactions, as well as, the timing of payments for commodity purchases and freight costs within our grain merchandising and financial services segments;

Cash Flows from Investing Activities

The Company used in its investing activities, cash of $15.0 million and $10.6 million for the six-month periods ended February 28, 2006 and 2005, respectively, primarily due to the issuance of notes receivable associated with the increased activity of the grain inventory financing program within the financial services segment.

Cash Flows from Financing Activities

The Company had cash provided by financing activities of $41.4 million for the six-month period ended February 28, 2006 primarily due to drawing down on our lines of credit available within our grain merchandising and financing services segments, offset by dividend payments and partial repayment of subordinated debt. The Company had cash provided by financing activities of $23.8 million for the six-month period ended February 28, 2005 primarily due to drawing down on our lines of credit available within our grain merchandising and financing services segments, offset by patronage payments.

The Company has substantial lines of credit available and annual cash flow from operations to support continued additional growth in each segment of our operations. See, “—Financing Activities.” In addition, the Company generated $4.5 million in additional capital as a result of the initial sale of stock to the ESOP, which was consummated in August 2005. The Company’s subscription offering, which was commenced on April 15, 2005 and continued until June 29, 2005, raised an additional $1.7 million. These transactions have provided substantial capital expected to be used primarily to meet expected CFTC regulatory capital requirements as a result of our increased growth in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. Such additional capital also enabled us to increase our lines of credit above previous levels.

An expansion of the grain facility located in Mobile, Alabama was placed in partial service in October 2004. This facility is reported under a capital lease with the Alabama State Docks. The expansion was constructed under a design/build type of contract and is financed by an offering of $5.5 million in industrial development revenue bonds. On October 15, 2004, after major construction was complete, but before acceptance of the project, the foundation of one of the four bins subsided during initial bin filling operations, causing significant damage to the affected bin, its foundation and other structures. Negotiations for recovery and remediation with potentially responsible parties have been undertaken. In November 2005, a claim for certain resulting damage to the facility against FDGI’s own insurer was settled for $570,500. The Company expects to use these funds to cover expected costs in repairing equipment that was damaged. Such settlement does not cover the damage to the underlying foundation, the costs of remediating any foundation defects, or loss of use or other consequential damages. Negotiation has failed to resolve the issues with other responsible parties, and a lawsuit to recover remediation costs, loss of use damages and other damages has been commenced in state court in Mobile, Alabama. FGDI intends to vigorously pursue such litigation to seek a full recovery of all of its damages.

In view of the subsidence incident, FGDI delayed placing the directly affected bin and two of the other new bins, which were of similar construction, into service. The fourth bin, which was constructed on a pre-existing foundation, has been in full service without known problem. Engineering investigations have been undertaken into the cause of the problem and proposals for alternative forms of remediation have been obtained. After considering available information, FGDI has proceeded with additional testing which involves partial use of the three affected binds. This testing is being conducted under controlled engineering conditions designed to limit the risk of another subsidence incident. Such testing has been successful to date yielding data that will be used to help confirm the causes of the problem.

Financing Activities. The Company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Amount Available		Amount Outstanding at February 28, 2006
Deere Credit, Inc.	March 1, 2007	Margin Calls	$40.8		$—
Deere Credit, Inc.	March 1, 2007	Repurchase Agreements	96.0		35.6
Deere Credit, Inc.	December 1, 2006	Subordinated Debt for Regulatory Capital	7.0		2.0
Deere Credit, Inc.	October 1, 2006	General Corporate	6.2		5.2

Total Deere			$150.0		$42.8
CoBank, ACB	March 28, 2007	Grain Merchandising	$68.0	*	$28.3
CoBank, ACB	March 28, 2008	Grain Merchandising	8.0	*	—
CoBank, ACB	June 30, 2006	OTC & Fuel Operations	15.0		—
CoBank, ACB	May 1, 2006	Repurchase Agreements	75.0		4.0

Total CoBank			$158.0		$32.3
Harris Bank	January 1, 2007	Margin Calls	$15.0		$—
AFG Trust Finance Limited	May 25, 2006	Grain Merchandising	$20.0		$5.5
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	$5.5		$3.9
Sowood Commodity Partners Fund, LP.	March 4, 2006	Junior, secured revolving credit facility—Financial Services operations	$30.0		$—
Fortis Capital Corp.	Demand	Financial Services operations	$20.0		$6.9
RZB Finance, LLC	Demand	Financial Services operations	$8.0		$2.6
UFJ Bank Limited	Demand	Financial Services operations	$10.0		$—
Subordinated Debt	June 30, 2006	Regulatory Capital	$1.8		$1.5
Long-term Note	Monthly payments for 8 years	NYMEX seat	$0.5		$0.3

*	Grain merchandising’s CoBank revolving credit line and term loan advances in the aggregate cannot exceed $68.0 million.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants at February 28, 2006 and expects to remain in compliance in the future.

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

Our Grain Merchandising segment has a $68.0 million line of credit with CoBank and a $20.0 million line of credit with AFG Trust Finance available to finance its operations. The segment can also utilize part of the Deere Credit repurchase agreement line to carry inventories when considered appropriate. As this segment of our business carries significant accounts receivable and inventory, the CoBank line is utilized to a great extent.

Our Financial Services segment has a $96.0 million line of credit with Deere Credit, Inc. as of March 1, 2006, an increase of $50.0 million subsequent to February 28, 2006, and a $75.0 million line of credit with CoBank, ACB available to finance its grain inventory repurchasing program. This program’s demand tends to fluctuate, therefore, these lines of credit are utilized to a great extent.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. The Company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at February 28, 2006:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	1,848	1,939	3,543	59
Purchase Contracts	32,238	9,458	10,256	883
Sale Contracts	(11,427)	(7,501)	(2,874)	(692)
Futures Long	487	—	—	—
Futures Short	(23,287)	(4,019)	(10,550)	(65)

Net Open Position	(141)	(123)	375	185

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the February 28, 2006 level of $2.40 per bushel would result in a gain (or loss) to future earnings of $(34,000).

A hypothetical 10% increase (or decrease) in the market price of soybeans from the February 28, 2006 level of $5.99 per bushel would result in a gain (or loss) to future earnings of $(74,000).

A hypothetical 10% increase (or decrease) in the market price of wheat from the February 28, 2006 level of $4.53 per bushel would result in a gain (or loss) to future earnings of $170,000.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the February 28, 2006 level of $1.91 per bushel would result in a gain (or loss) to future earnings of $35,000.

Interest Rate Risk

The Company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at February 28, 2006 has a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

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

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $3.9 million is not material to the financial statements. We believe the risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

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

Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended February 28, 2006 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant of approximately $175,000. Additionally, the award bears interest and arbitration costs of approximately $100,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has accrued $250,000 related to this claim, during the current six-month period ending February 28, 2006. On January 3, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. FGDI intends to cross appeal as to the amount awarded to the claimant by the arbitration panel.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI has submitted a statement of defense and counterclaim. Xiamen has subsequently rescinded its original claim, and FGDI expects to receive a modified claim. FGDI intends to vigorously defend this claim.

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

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 5, 2006, Bruce Krehbiel, Tom Leiting and Doug Derscheid were re-elected as Class I directors and Brent Bunte was re-elected as the Class II director, each to hold office until the Annual Meeting of Stockholders to be held after the Company’s fiscal year 2008 and until their respective successors are duly elected and qualified. The terms of the directorships held by Jack Friedman, Eric Parthemore, Dave Reinders, Rolland Svoboda, David Andresen and Kenneth Hahn did not expire this year, and these individuals continued as directors after the meeting. At the Annual Meeting of Stockholders, the selection of KPMG LLP as independent registered public accounting firm of the Company for fiscal year 2006 was ratified by the stockholders. Votes cast on these issues were as follows:

	For	Against/Withheld	Abstain
Bruce Krehbiel	2,161,376	16,455	26,517
Tom Leiting	2,161,177	16,924	26,517
Doug Derscheid	2,161,177	16,924	26,517
Brent Bunte	2,161,177	16,924	26,517
	For	Against/Withheld	Abstain
KPMG LLP	2,078,527	5,045	120,776

Item 5. Other Information

None

Item 6.	Exhibits

10.1	Revolving Credit, Term Loan and Security Agreement, dated March 28, 2006, by and between FGDI, L.L.C. and CoBank ACB, as lender and agent.

10.2	Amended and Restated Revolving Statused Operating Note, dated February 23, 2006 between FCStone Financial, Inc. and Deere Credit, Inc.

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

April 19, 2006	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

April 19, 2006	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer