Form 10-K/A
period 2005-08-31
FCStone Group, Inc.
filed 2006-05-26
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on November 29, 2005 (the “Original Filing”). We are filing this Amendment No. 1 to restate our consolidated financial statements for the year ended August 31, 2005 to correct an incorrect accounting method used by the Company for the classification of common stock held by the FCStone Group Employee Stock Ownership Plan (the “ESOP”). Pursuant to §210.5-02 (28) of Regulation S-X, shares of our common stock held by the FCStone Group Employee Stock Ownership plan should be classified as “Redeemable common stock held by employee stock ownership plan (ESOP)” on the Company’s Consolidated and Condensed Statements of Financial Condition as of August 31, 2005 included in the Company’s Original Filing. Pursuant to §210.5-02 (28), “Redeemable common stock held by employee stock ownership plan (ESOP)” will not be presented as permanent capital with “Stockholders’ equity.”

The following sections in this report have been amended as a result of the restatement:

Part II—Item 6. Selected Financial Data;

Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations;

Part II—Item 8. Financial Statements and Supplementary Data;

Part II—Item 9A. Controls & Procedures; and

Part III—Item 15. Exhibits and Financial Statement Schedules.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on November 29, 2005.

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

	Year Ended August 31,
	2005	2004	2003	2002	2001
	(dollars in thousand, except per share amounts)
Statement of Operations Data:
Total revenues	$1,400,098	$1,623,215	$1,231,856	$895,942	$689,591
Costs and expenses:
Cost of grain and fuel sold	1,278,333	1,521,925	1,154,103	830,188	633,367
Employee compensation and broker commissions	31,315	28,502	24,111	21,835	18,022
Pit brokerage and clearing fees	32,641	26,743	16,152	11,557	7,903
Introducing broker commissions	13,600	10,016	7,881	7,802	6,441
Interest	3,946	4,418	3,040	1,297	1,217
Depreciation and amortization	912	833	803	850	711
Bad debt expense	4,077	716	76	310	—
Other operating expenses	25,243	21,042	19,624	16,835	14,130

Total costs and expenses	1,390,067	1,614,195	1,225,790	890,674	681,791

Income before income tax expense and minority interest	10,031	9,020	6,066	5,268	7,800
Minority interest	(499)	576	561	600	242

Income after minority interest and before income taxes	10,530	8,444	5,505	4,668	7,558
Income tax expense	3,950	2,030	1,200	1,280	1,590

Net income	$6,580	$6,414	$4,305	$3,388	$5,968

Basic and diluted shares outstanding (1)	4,357
Basic and diluted earnings per share	$1.51

Balance Sheet Data (at end of period):
Total assets	$805,522	$603,827	$504,733	$399,526	$271,911
Notes payable and subordinated debt	42,411	47,281	76,548	66,013	24,179
Obligations under capital leases	4,125	4,675	5,363	—	—
Minority interest	4,755	5,488	4,109	3,758	3,243
Redeemable common stock held by employee stock ownership plan (ESOP)	4,487	—	—	—	—
Capital stock and equity	45,185	39,829	35,827	35,172	35,068

(1)	The calculation of the basic and diluted shares outstanding for the year ended August 31, 2005 assumes the shares issued as a result of the restructuring have been issued and outstanding for the full year.

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

In June 2005, the Company formed an employee stock ownership plan (“ESOP”) in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale was consummated in August 2005, raising approximately $4.5 million. As a result of the exercise of member subscription rights and the initial ESOP investment, the Company raised approximately $6.2 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls & Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of August 31, 2005, the end of the period covered by the previously issued 2005 Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of that date to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Following additional review of the accounting for common stock issued to the FCStone Group Employee Stock Ownership Plan (ESOP), the Company determined on April 17, 2006, that it would reclassify shares of common stock held by the ESOP as temporary equity pursuant to Section 210.5-02 (28) of Regulation S-X. Consequently, the Company has reflected this change through the restatement of its consolidated financial statements for the year ended August 31, 2005, as presented in this Form 10-K/A. The reclassification had no impact on the Company’s results of operations or compliance with covenants related to any credit facilities for the fiscal year ended August 31, 2005.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Form 10-K/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of August 31, 2005, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

FCSTONE GROUP, INC.

May 25, 2006	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson,
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

As described in Note 2 to the consolidated financial statements, the consolidated financial statements and the related financial statement schedules as of and for the year ended August 31, 2005, have been restated.

/s/    KPMG LLP

Des Moines, Iowa

November 18, 2005, except for Note 2 as to which the date is May 25, 2006.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	August 31,
	2005	2004
	(Restated)
ASSETS
Cash and cash equivalents:
Unrestricted	$25,145	$7,943
Restricted	1,410	1,403
Segregated	10,509	42,786
Commodity deposits and accounts receivable:
Commodity exchanges and clearing organizations—customer segregated, including United States treasury bills and notes of $338,837 in 2005, $364,040 in 2004	396,446	292,597
Proprietary commodity accounts	18,028	20,879
Customer regulated accounts in deficit secured by U.S. Treasury bills and notes of $2,786 in 2005 and $38,108 in 2004 included above	6,351	38,964

Total commodity deposits and accounts receivable	420,825	352,440

Marketable securities, at fair value—customer segregated and other (including other of $373 in 2005 and $299 in 2004)	192,328	57,799
Accounts receivable and advances on grain	110,246	106,867
Notes receivable	9,632	2,079
Inventories—grain and fuel	14,605	12,198
Exchange memberships, at cost (fair value of $5,803 in 2005, $2,785 in 2004) (note 3)	1,730	1,155
Furniture, equipment, and improvements, net of accumulated depreciation of $4,676 in 2005 and $3,734 in 2004	8,206	8,652
Deferred income taxes (note 5)	4,013	2,710
Investments in affiliates and others	1,726	1,701
Investments in cooperatives	1,843	1,452
Other assets	3,304	4,642

Total assets	$805,522	$603,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$4,880	$8,022
Commodity and customer regulated accounts payable	549,200	411,660
Trade accounts payable and advances	129,715	68,807
Accrued expenses	20,764	16,196
Notes payable (note 11)	36,911	41,531
Subordinated debt (note 13)	5,500	5,750
Patronage refunds payable in cash	—	1,869
Obligations under capital leases	4,125	4,675

Total liabilities	751,095	558,510

Minority interest (note 1)	4,755	5,488
Redeemable common stock held by Employee Stock Ownership Plan (ESOP) (notes 2 and 10)	4,487	—

Stockholders’ equity (notes 6 and 10) :
Preferred stock, nonvoting; $1,000 par value per share, nondividend-bearing, authorized 50,000 shares:
Series I issued -0- shares at August 31, 2005, 12,972.35 shares in 2004;	-0-	12,972
Series II issued -0- in 2005; 897.61 in 2004;	-0-	898
Common stock:
Class A, voting; $5,000 par value per share, nondividend-bearing, authorized -0- and 2,000 shares at August 31, 2005 and 2004, respectively; issued and outstanding -0- and 424 shares at August 31, 2005 and 2004, respectively	-0-	2,369
Class B, voting; $100,000 par value, nondividend-bearing, authorized -0- and 100 shares at August 31, 2005 and 2004, respectively; issued and outstanding -0- and 5 shares at August 31, 2005 and 2004, respectively	-0-	500
Common stock, no par value, authorized 20,000,000 and -0- at August 31, 2005 and 2004, respectively; issued and outstanding 4,828,279 and -0- shares at August 31, 2005 and 2004	21,524	-0-
Accumulated other comprehensive loss	(4,555)	(3,039)
Retained earnings	32,703	26,129

	49,672	39,829
Less maximum cash obligation related to ESOP shares (notes 2 and 10)	(4,487)	—

Total stockholders’ equity	45,185	39,829

Commitments and contingencies (notes 9, 12, and 14)
Total liabilities and stockholders’ equity	$805,522	$603,827

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2005	2004	2003
Revenues:
Commissions—commodity futures and options	$52,734	$50,443	$41,034
Service, consulting and brokerage fees	18,913	12,622	11,162
Clearing and transaction fees	22,191	16,041	7,013
Interest	8,177	3,982	4,610
Other	5,883	2,334	1,483
Sales of grain and fuel	1,292,200	1,537,793	1,166,554

Total revenues	1,400,098	1,623,215	1,231,856

Costs and expenses:
Cost of grain and fuel sold	1,278,333	1,521,925	1,154,103
Employee compensation and broker commissions	31,315	28,502	24,111
Pit brokerage and clearing fees	32,641	26,743	16,152
Introducing broker commissions	13,600	10,016	7,881
Employee benefits and payroll taxes (note 7)	7,766	6,850	5,725
Office, equipment and facilities rent and expenses (note 9)	5,113	4,552	4,461
Communications and marketing information	3,287	2,831	2,804
Interest	3,946	4,418	3,040
Travel and related	2,368	2,049	1,624
Depreciation and amortization	912	833	803
Bad debt expense	4,077	716	76
Other operating expenses	6,709	4,760	5,010

Total costs and expenses	1,390,067	1,614,195	1,225,790

Income before income tax expense and minority interest	10,031	9,020	6,066
Minority interest (note 1)	(499)	576	561

Income after minority interest and before income tax expense	10,530	8,444	5,505
Income tax expense (note 5)	3,950	2,030	1,200

Net income	$6,580	$6,414	$4,305

Basic and diluted shares outstanding	4,357
Basic and diluted earnings per share	$1.51

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock	Preferred Stock	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Maximum Cash Obligation Related to ESOP Shares	Total Stockholders’ Equity
			Class A	Class B
Balance at August 31, 2002	$—	$13,620	$2,782	$500	$(1,927)	$20,197	$—	$35,172
Net income	—	—	—	—	—	4,305	—	4,305
Pension adjustment	—	—	—	—	(2,005)	—	—	(2,005)
Total comprehensive income								2,300
Transfer of Class A to preferred stock due to member reorganizations	—	67	(67)	—	—	—	—	—
Patronage refunds:
Payable in cash:
Class A	—	—	—	—	—	(948)	—	(948)
Class B	—	—	—	—	—	(482)	—	(482)
Application of current year patronage to common and preferred stock	—	525	47	—	—	(572)	—	—
Cash received on shares issued and subscribed	—	—	2	—	—	—	—	2
Cash disbursed on shares retired	—	(206)	(11)	—	—	—	—	(217)

Balance at August 31, 2003	—	14,006	2,753	500	(3,932)	22,500	—	35,827

Net earnings	—	—	—	—	—	6,414	—	6,414
Pension adjustment	—	—	—	—	893	—	—	893

Total comprehensive income	—	—	—	—	—	—	—	7,307
Transfer of Class A to preferred stock due to member reorganizations	—	49	(49)	—	—	—	—	—
Patronage refunds:
Payable in cash:
Class A	—	—	—	—	—	(1,420)	—	(1,420)
Class B	—	—	—	—	—	(449)		(449)
Application of current year patronage to common and preferred stock	—	851	65	—	—	(916)	—	—
Cash received on shares issued and subscribed	—	—	1	—	—	—	—	1
Cash disbursed on shares retired	—	(1,036)	(401)	—	—	—	—	(1,437)

Balance at August 31, 2004	—	13,870	2,369	500	(3,039)	26,129	—	39,829

Net income	—	—	—	—	—	6,580	—	6,580
Pension adjustment	—	—	—	—	(1,516)	—	—	(1,516)

Total comprehensive income	—	—	—		—	—	—	5,064
Application of prior year’s patronage	—	6	—	—	—	(6)	—	—
Conversion, as a result of restructuring	16,737	(13,872)	(2,365)	(500)	—	—	—	—
Repurchase of stock	(605)	—	—	—	—	—	—	(605)
Cash received on shares issued, as restated	6,231	—	—	—	—	—	(4,487)	1,744
Cash disbursed on shares retired	—	(4)	(4)	—	—	—	—	(8)
Registration costs	(839)	—	—	—	—	—	—	(839)

Balance at August 31, 2005, as restated	$21,524	$—	$—	$—	$(4,555)	$32,703	$(4,487)	$45,185

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2005	2004	2003
	(Restated)
Cash flows from operating activities:
Net income	$6,580	$6,414	$4,305
Depreciation and amortization, including amounts in cost of grain and fuel sold of $639 in 2005; $28 in 2004; and $34 in 2003	1,551	861	837
Gain on sale of Chicago Board of Trade exchange seat	(1,750)	—	—
Gain on disposal of Chicago Board of Trade Clearing Corporation Stock	—	(833)	(263)
Equity in earnings of affiliates	(25)	(66)	(175)
Minority interest, net of distributions	(733)	1,380	351
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(33,097)	(12,535)	(576)
Increase in accounts receivable and advances on grain	(3,379)	(19,622)	(25,845)
(Increase) decrease in inventory—grain and fuel	(2,407)	10,831	(7,197)
Increase in other assets	(356)	(1,627)	(1,202)
Increase in accounts payable	60,908	30,152	20,389
Increase in accrued expenses	3,052	2,147	1,609

Net cash provided by (used in) operating activities	30,344	17,102	(7,767)

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(1,105)	(918)	(767)
Net change in investment in marketable securities	—	—	1
(Issuance) collections of notes receivable	(7,553)	9,732	2,503
Purchase of exchange seat	(925)	—	—
Purchase of CME clearing firm stock	—	(68)	—
Proceeds from sale of Chicago Board of Trade Clearing Corporation Stock	—	1,912	648
Proceeds from sale of Chicago Board of Trade exchange seat	2,100	—	—

Net cash (used in) provided by investing activities	(7,483)	10,658	2,385

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	(3,142)	8,022	—
(Payments on) proceeds from note payable, net	(4,620)	(34,517)	11,035
Proceeds from issuance of common stock	1,744	1	2
Proceeds from issuance of redeemable common stock held by ESOP	4,487	—	—
Payment for redemption of stock	(613)	(1,437)	(217)
Payment of prior year patronage	(1,869)	(1,429)	(937)
Payments under capital lease	(550)	(688)	(138)
Proceeds from subordinated debt	9,000	5,750	—
Payment of subordinated debt	(9,250)	(500)	(500)
Monies deposited in escrow	(7)	—	(1,400)
Debt issuance costs	—	(125)	—
Registration costs	(839)	—	—

Net cash (used in) provided by financing activities	(5,659)	(24,923)	7,845
Net increase in cash and cash equivalents—unrestricted	17,202	2,837	2,463
Cash and cash equivalents—unrestricted—at beginning of year	7,943	5,106	2,643

Cash and cash equivalents—unrestricted—at end of year	$25,145	$7,943	$5,106

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,821	$4,785	$3,154
Income taxes	4,215	2,057	1,187

Supplemental disclosure of noncash investing and financing activities:
Application of current year patronage to common and preferred stock	$—	$916	$572
Transfer of Class A common stock to preferred stock, due to member reorganizations	—	49	67
Transfer of retained earnings to patronage payable, due to patronage refunds	—	1,869	1,430

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

COMMON STOCK HELD BY ESOP

In 2005, the Company formed an employee stock ownership plan (ESOP) and the ESOP purchased shares of the Company’s common stock. The Company’s maximum cash obligation related to these shares is classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECLASSIFICATIONS

Certain amounts, as reported in the prior year’s financial statements, have been reclassified to conform with the current year presentation.

2. RESTATEMENT

The Consolidated Statements of Financial Condition, Stockholders’ Equity and Comprehensive Income, and Cash Flows as of August 31, 2005 and for the year then ended have been restated to reclassify 448,692 of shares of common stock, owned by the ESOP, separate from permanent stockholders’ equity. Management determined that the redemption features for shares held by the ESOP, with a value of $4,486,920, are not solely within the control of the Company, thus requiring presentation as temporary equity. This restatement has no impact on the Company’s results of operations, net cash flows from operating, investing, and financing activities, or compliance with covenants related to any credit facilities for the year ended August 31, 2005.

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

3. EXCHANGE MEMBERSHIPS

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

4. SEGREGATED REQUIREMENTS

Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of the Company relating to futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. INCOME TAXES

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

6. EARNINGS PER SHARE

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

7. RETIREMENT PLANS

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. ADJUSTED NET CAPITAL REQUIREMENTS

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

9. COMMITMENTS

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The rental expense under the above operating leases was approximately $2,167,000, $1,862,000, and $1,968,000 in 2005, 2004, and 2003, respectively.

FCStone Financial leases covered hopper cars and, in turn, subleases these cars to a railroad company. The original operating lease expired on September 30, 2002, and FCStone Financial continues to lease the cars on a month-to-month basis as allowed under the original lease terms. Rental expense, net of mileage credits and maintenance costs, under this lease totaled approximately $656,000, $642,000, and $620,000 in 2005, 2004, and 2003, respectively. The original sublease also expired on September 30, 2002 and was renewed on a cancelable basis for a three year period beginning October 1, 2002. Annual lease rentals under this agreement are expected to be approximately $757,000 in 2006. Sublease rental income, net of mileage credits and maintenance costs, totaled approximately $831,000, $830,000, and $795,000 in 2005, 2004, and 2003, respectively.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year term and requires payment of all executory costs, such as maintenance and liability insurance. Rent expense associated with this lease totaled approximately $66,000, and $11,000 in 2005 and 2004, respectively. Future minimum lease payments under the lease for the years subsequent to August 31, 2005 are: $66,000 in 2006 and $55,000 in 2007.

10. STOCKHOLDERS’ EQUITY

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

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. Eligible participants were able to elect to make a one-time irrevocable transfer of a portion of their 401(k) Plan to the ESOP. The amount of the transfer was limited to no more than one-third (1/3) of the eligible participant’s 401(k) Plan account balance. The ESOP intends to operate on a plan year which corresponds to the calendar year. For plan years beginning after December 31, 2005, the Company will make matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan. Dividends received with respect to shares of Company Stock allocated to participants’ accounts in the ESOP will be credited to such participants’ accounts annually on the basis of the number of shares of Company Stock allocated to each such participant’s account. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing from the Company 448,692 shares of common stock at a purchase price of $10.00 per share, for an aggregate of $4,486,920. In the event a terminated plan participant, whether by death, disability, retirement or other termination, desires to sell his or her shares of Company stock, the Company may be required to purchase the shares from the participant at their appraised value at that time. To the extent that shares of common stock held by the ESOP are not readily tradeable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as temporary equity.

As of August 31, 2005, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

Shares held by the ESOP	448,692
Fair value per share	$10.00
Maximum cash obligation	$4,486,920

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. NOTES PAYABLE

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

FCStone has an unsecured line of credit with Harris Trust and Savings Bank, Chicago, Illinois (Harris) in the amount of $15.0 million. The availability of the line of credit at Harris is subject to annual review. The continued availability of this line of credit is subject to FCStone’s financial condition and operating results continuing to be satisfactory to Harris. Borrowings under this line are on a demand basis and bear interest at the prime rate as announced by Harris. There were no borrowings outstanding under this line of credit at August 31, 2005 or 2004.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 29, 2004, FCStone Trading entered into a revolving credit facility with National Bank for Cooperatives, ACB (CoBank), in the amount of $15 million, which expired on June 30, 2005. This credit facility was renewed as two separate credit facilities. The first credit facility is for $7,500,000 and expires on December 30,2005. The second credit facility is for $7,500,000 and expires on June 30, 2006. The purpose of this commitment is to provide funding for commodities risk management services that FCStone Trading provides to its members, primarily the payment of option premiums and margin calls on hedge and swap transactions entered into by the FCStone Trading on behalf of members. It is also to provide funding for working capital requirements in funding hedged fuel inventory and accounts receivable under the Fuel Alliance Program. Amounts outstanding under these credit facilities will bear interest at  1/4 of 1% below the National Variable Rate established by CoBank from time to time. Unused portions of the credit facility require a commitment fee of  1/4 of 1% per annum. FCStone Trading is required to maintain at the end of each quarter $2.4 million in current assets in excess of current liabilities and $2.4 million of total assets in excess of total liabilities. FCStone Trading was not in compliance with the minimum adjusted working capital covenant as of August 31, 2004, but is in compliance as of August 31, 2005. FCStone Trading received a written waiver from CoBank covering the period from August 31, 2004 through November 30, 2004, when the non-compliance was remediated. The loan agreement with CoBank requires FGDI to acquire and maintain non-voting participation certificates in CoBank, in amounts determined in accordance with CoBank’s bylaws and capital plan. At August 31, 2005 and 2004 there were $0 and $1,950,000, respectively, amounts outstanding under the above credit facilities.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 4, 2004, FCStone Merchant Services entered into a junior, secured revolving credit facility with Sowood Commodity Partners Fund LP (Sowood), a related party, in the amount of $30.0 million. The purpose of this credit facility is to fund purchase, storage, hedging, financing and sale of commodities. In accordance with the agreement, any financing debt under this credit facility that is incurred by FCStone Merchant Services in the ordinary course of business to fund the purchase or financing of any permitted commodity is subordinated in right of payment to any senior debt. The maturity date for each advance is on, or prior to, the 364th day after the closing date of the advance. Each advance accrues daily interest at a rate of the greater of (i) the interest rate specified in the borrowing request; or (ii) the interest rate agreed to in writing by Sowood and FCStone Merchant Services prior to the closing date for the advance. A commitment fee, based on the amount requested multiplied by 1%, is due to Sowood only in instances where a borrowing that has been approved does not occur. FCStone Merchant Services is required to maintain at all times, tangible net worth, as defined per agreement, of not less than $1.5 million and net working capital of not less than $1.5 million. There were no borrowings outstanding under this credit facility at August 31, 2005 and 2004.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 23, 2004, FCStone Merchant Services entered into an uncommitted line of credit agreement with UFJ Bank Limited (UFJ) in the amount of $10.0 million, to be used for loans, commercial letters of credit and standby letters of credit. Each loan or letter of credit shall be used to finance self-liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as repurchase agreements with counterparties acceptable to UFJ. FCStone Merchant Services’ obligations to UFJ is secured by security interests in assets relating to such transaction, including, without limitation, all of the present and future accounts and loan receivable and assets of such counterparty. All loans are payable on demand, an in no event shall be outstanding for more than 364 days after the date made. Loans under the facility bear interest at a rate determined in accordance with the terms of the agreement. All letters of credit shall have expiration dates not later than 364 days after the issuance date. The fees for issuing commercial letters of credit include a flat fee equal to the greater of twelve and one-half basis points of the maximum face amount for each ninety day period or $250, payable upon issuance. In addition, a negotiation fee of the greater of twelve and one-half basis points of the amount of the drawing or $250, is payable upon drawing. The fees for issuing each standby letter of credit shall be the greater of $250 for each ninety day period, or a fee calculated at a rate per annum equal to one percent of the daily average maximum face amount of each letter during the period from the date of issuance through the expiration date, payable quarterly, in arrears. There are no commitment fees associated with this uncommitted line of credit, and there were no borrowings outstanding under this line of credit at August 31, 2005.

12. LETTERS OF CREDIT

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. SUBORDINATED DEBT

In addition to the $4,000,000 subordinated debt with Deere Credit (see note 10), during 2005 and 2004, FCStone entered into several subordinated notes with various individuals, amounting to $1,500,000 and $1,750,000 at August 31, 2005 and 2004, respectively (see note 15). The notes are variable rate notes, and bear interest at a rate equal to the prime rate as published in The Wall Street Journal , which was 6.5% at August 31, 2005. The notes mature on December 31, 2005, and are subordinated as defined by Commodity Futures Trading Commission Regulations.

14. CONTINGENCIES

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management is currently unable to predict the outcome of these claims and believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies , since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

15. ACCOUNTS RECEIVABLE

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

16. TRANSACTIONS WITH AFFILIATED COMPANIES

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, commodity and accounts and note receivables, marketable securities and payables contained in the Consolidated Statements of Financial Condition approximates their fair values due to the short-term nature of these instruments. Short-term borrowings and obligations under capital lease have variable rates which approximate fair value.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18. OPERATING SEGMENT INFORMATION

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the significant items by operating segment for the results of operations for the years ended August 31, 2005, 2004, and 2003, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
2005
Total revenues	$82,354	$53,377	$1,240,457	$25,775	$157	$(2,112)	$1,400,098

Interest revenue	3,131	4,124	153	1,128	125	(484)	8,177
Interest expense	73	337	2,849	937	234	(484)	3,946
Income (loss) before minority interest and income taxes	11,160	5,152	(2,037)	556	(4,800)	—	10,031
Total assets	356,979	380,422	75,869	28,554	8,887	(45,189)	805,522
2004
Total revenues	$156,548	$39,401	$1,426,846	$2,517	$80	$(2,177)	$1,623,215

Interest revenue	1,329	1,428	68	1,519	10	(372)	3,982
Interest expense	98	209	3,168	1,262	53	(372)	4,418
Income (loss) before minority interest and income taxes	7,907	3,359	2,230	(447)	(4,029)	—	9,020
Total assets	212,430	289,651	98,306	5,244	10,836	(12,640)	603,827
2003
Total revenues	$108,903	$25,988	$1,096,014	$2,287	$192	$(1,528)	$1,231,856

Interest revenue	2,101	1,307	51	1,303	—	(152)	4,610
Interest expense	110	40	1,907	1,133	2	(152)	3,040
Income (loss) before minority interest and income taxes	6,676	947	1,869	109	(3,535)	—	6,066
Total assets	124,669	265,796	99,770	13,110	4,568	(6,641)	504,733

A summary of the Company’s consolidated revenues by geographic area is presented below:

	Consolidated Revenues (1)(000’s)
	2005	2004	2003
United States	$690,807	$882,060	$581,129
China	553,393	433,849	289,425
Japan (2)	0	90,009	205,505
Canada	59,868	79,874	76,497
Mexico	63,491	96,661	41,111
Other countries	32,539	40,762	38,189

Total	$1,400,098	$1,623,215	$1,231,856

(1)	Revenues are attributed to countries based on location of customer.
(2)	In 2005, no revenues were attributed to a customer located in Japan. As a result of a change in the customer’s organizational structure, the 2005 revenues were attributed to the customer’s U.S. based affiliated entity.

Mitsubishi is a significant customer for grain sold by FGDI, accounting for 6%, 6%, and 10% of consolidated total revenues for the years ending August 31, 2005, 2004, and 2003, respectively.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

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

20. SUBSEQUENT EVENTS

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

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Parent Company Only

August 31, 2005 and 2004

(in thousands)

	2005	2004
ASSETS
Cash and cash equivalents	$420	$—
Accounts receivable	38	17
Notes receivable	1,250	1,250
Notes receivable—subsidiary	1,000	5,000
Deferred income taxes	4,013	2,710
Investments in affiliates and others	54,110	45,368

	$60,831	$54,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$—	$124
Accounts payable	25	15
Accrued expenses:
Accrued pension liability	5,965	3,596
Income taxes payable	480	379
Other	439	283
Notes payable	4,250	8,250
Patronage refunds payable in cash	—	1,869

Total liabilities	11,159	14,516

Redeemable common stock held by ESOP	4,487	—
Stockholders’ equity:
Preferred stock, nonvoting; $1,000 par value:
Series I	—	12,972
Series II	—	898
Common stock:
Class A, voting; $5,000 par value	—	2,369
Class B, voting; $100,000 par value	—	500
Common stock, no par value	21,524	—
Accumulated other comprehensive loss	(4,555)	(3,039)
Retained earnings	32,703	26,129

	49,672	39,829
Less maximum cash obligation related to ESOP shares	(4,487)	—

Total stockholders’ equity	45,185	—

	$60,831	$54,345

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

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

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Only

Years Ended August 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,580	$6,414	$4,305
Equity in earnings of affiliates	(10,142)	(9,108)	(6,068)
Minority interest, net of distributions	(733)	380	351
(Decrease) increase in deferred income taxes	(450)	(236)	(120)
Increase in accounts receivable and advances on grain	(21)	(17)	—
Increase (decrease) in other assets	—	—	32
(Decrease) increase in accounts payables	10	15	—
Increase (decrease) in income taxes payable	101	(27)	133

Net cash provided by (used in) operating activities	(4,655)	(2,579)	(1,367)

Cash flows from investing activities:
Distributions from affiliates	2,514	5,373	2,512
Capital contribution in affiliate	(225)	(2,100)	—

Net cash provided by investing activities	2,289	3,273	2,512

Cash flows from financing activities:
Increase in checks written in excess of bank balance	(124)	124	—
Proceeds from issuance of Common stock	1,744	1	2
Proceeds from issuance of redeemable common stock held by ESOP	4,487	—	—
Payment for redemption of stock	(613)	(1,437)	(217)
Payment of prior year patronage	(1,869)	(1,429)	(937)
Issuance of notes receivable	4,000	(6,250)	—
Proceeds from notes payable	(4,000)	8,250	—
Registration costs	(839)	—	—

Net cash provided by (used in) financing activities	2,786	(741)	(1,152)

Net increase (decrease) in cash and cash equivalents—unrestricted	420	(47)	(7)
Cash and cash equivalents—unrestricted—at beginning of year	0	47	54

Cash and cash equivalents—unrestricted—at end of year	$420	$0	$47

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$224	$53	$2
Income taxes	4,215	2,057	1,187

SCHEDULE II

FCSTONE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal year ended August 31, 2005
Reserve for doubtful accounts	$970	$4,077	$—	$(4,122)	$925

Fiscal year ended August 31, 2004
Reserve for doubtful accounts	$445	$716	$—	$(191)	$970

Fiscal year ended August 31, 2003
Reserve for doubtful accounts	$425	$76	$—	$(56)	$445

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Plan of Conversion (1)

3.1	Amended and Restated Articles of Incorporation of FCStone Group, Inc. (1)

3.2	Amended and Restated Bylaws of FCStone Group, Inc. (1)

10.1	Employment Agreement, dated as of February 22, 2002, by and among FCStone, LLC and Paul G. Anderson (1)

10.2	Summary of material terms of proposed employment agreement with Paul G. Anderson. (7)

10.3	Employment Agreement, dated as of January 5, 2004, by and among FCStone Group, Inc. and Jeff Soman (1)

10.4	Employment Agreement, dated as of April 18, 1988, by and among Farmers Commodities Corporation and Robert V. Johnson (1)

10.5	Employment Agreement, dated as of May 9, 2003, by and among FCStone, LLC and Steve Gutierrez (1)

10.6	Employment Agreement, dated as of July 8, 1996, by and among Farmers Commodities Corporation, Farmers Grain Dealers, Incorporated and Steve Speck (1)

10.7	CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (1)

10.8	Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (3)

10.9	Short-term Incentive Plan (3)

10.10	Form of Director Indemnification Agreement (4)

10.11	Statused Revolving Term Loan Supplement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB ($80,000,000) (2)

10.12	Master Loan Agreement, dated November 3, 2003, between FCStone Group, Inc and Deere Credit, Inc. (1)

10.13	Unsecured Revolving Term Note, dated November 3, 2003, between FCStone Group, Inc. and Deere Credit, Inc., due on October 1, 2006 (1)

10.14	Change in Terms Agreement to the Unsecured Revolving Term Note, dated July 9, 2004, between FCStone Group, Inc. and Deere Credit, Inc. (1)

10.15	Change in Terms Agreement to the Unsecured Revolving Term Note, dated February 28, 2005, between FCStone Group, Inc. and Deere Credit, Inc. (5)

10.16	Master Loan Agreement, dated April 15, 2002, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.17	First Amendment to the Master Loan Agreement, dated November 3, 2003, between FCStone Financial, Inc. and Deere Credit Inc. (1)

10.18	Revolving Statused Operating Note, dated April 15, 2002, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.19	Limited Corporate Guaranty, dated April 16, 2002, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.20	Change in Terms Agreement to the Revolving Statused Operating Note, dated May 24, 2004, between FCStone Financial, Inc. and Deere Credit, Inc. (1)

10.21	Letter Agreement Extending the Term of the $50 Million Credit Facility, dated February 24, 2004 between FCStone Financial, Inc. and Deere Credit, Inc. (1)

Exhibit No.	Description of Document
10.22	Revolving Subordinated Loan Agreement, dated November 21, 2002, between FCStone, LLC and Deere Credit, Inc. (1)

10.23	First Amendment to the Revolving Subordinated Loan Agreement, dated November 3, 2003, between FCStone, LLC and Deere Credit, Inc. (1)

10.24	Unsecured Revolving Subordinated Note, dated November 21, 2002, between FCStone, LLC and Deere Credit, Inc., due on December 1, 2005 (1)

10.25	First Amendment to the Unsecured Revolving Subordinated Note, dated November 3, 2003, between FCStone, LLC and Deere Credit, Inc. (1)

10.26	Change in Terms Agreement, dated February 28, 2005, between FCStone, L.L.C. and Deere Credit, Inc. (5)

10.27	Master Loan Agreement, dated February 15, 2001, between FCStone, LLC and Deere Credit, Inc. (1)

10.28	Unsecured Revolving Operating Note, dated March 15, 2002, between FCStone, LLC and Deere Credit, Inc., due on March 1, 2004 (1)

10.29	Letter Agreement Extending the Term of the Unsecured Revolving Operating Note to March 1, 2005 (1)

10.30	Change in Terms Agreement, dated June 28, 2004, Between FCStone, LLC and Deere Credit, Inc. (3)

10.31	Letter Agreement for $15 Million Credit Facility, dated March 5, 2003, between FCStone, LLC and Harris Trust Savings Bank (1)

10.32	Unsecured Demand Note, dated September 15, 2000, between FCStone, LLC and Harris Trust Savings Bank (1)

10.33	Trust Indenture for Industrial Revenue Bonds, dated December 1, 2003 (3)

10.34	Master Loan Agreement dated February 28, 2003 between FCStone Financial, Inc. and CoBank ACB (2)

10.35	Uncommitted Revolving Credit Supplement and Promissory Note to the Master Loan Agreement between FCStone Financial, Inc. and CoBank ACB (2)

10.36	Guarantee of Payment, dated February 28, 2003, between FCStone Group, Inc. and CoBank ACB (2)

10.37	Master Loan Agreement dated September 1, 1999, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.38	Amendment to Master Loan Agreement, dated September 3, 1999, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.39	Amendment to Master Loan Agreement, dated February 25, 2000, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.40	Amendment to Master Loan Agreement, dated November 28, 2001, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.41	Amendment to Master Loan Agreement, dated January 27, 2002, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.42	Amendment to Master Loan Agreement, dated July 31, 2003, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.43	Amendment to Master Loan Agreement, dated June 29, 2004, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

Exhibit No.	Description of Document
10.44	Revolving Term Loan Supplement, dated September 1, 1999, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.45	Statused Revolving Credit Supplement, dated June 29, 2004, between FCStone Trading LLC (formerly Petrous, L.L.C.) and CoBank ACB (2)

10.46	Master Loan Agreement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB (2)

10.47	Master Loan Agreement, dated March 26, 2005, between FGDI, LLC and CoBank, ACB (6)

10.48	Statused Revolving Term Loan Supplement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB ($10,000,000) (2)

10.49	Statused Revolving Term Loan Supplement, dated May 5, 2004, between FGDI, LLC and CoBank, ACB ($30,000,000) (2)

10.50	Statused Revolving Credit Supplement, dated March 25, 2005, between FGDI, LLC and CoBank, ACB. (6)

10.51	Letter Agreement modifying CoBank Commitment levels, dated September 9, 2004 (2)

10.52	Purchase Agreement (Eximbank Insurance), effective June 22, 2004, between FGDI, LLC and CoBank, ACB (3)

10.53	Purchase Agreement, (Private Insurance), effective June 22, 2004, between FGDI, LLC and CoBank, ACB (3)

10.54	Long-term Incentive Plan (3)

10.55	Cash Subordinated Loan Agreement, dated September 29, 2003, between FCStone, LLC and Michael Walsh. (3)

10.56	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC and Allan J. Hirsch. (3)

10.57	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC and Gerald Hirsch. (3)

10.58	Cash Subordinated Loan Agreement, dated December 12, 2003 between FCStone, LLC and William Shepard. (3)

10.59	Lease Agreement, dated December 1, 2002, between the Industrial Development Board of the City of Mobile, Alabama and FGDI, LLC (3)

10.60	Letter Agreement, dated March 31, 2004, between FCStone Merchant Services, LLC and Fortis Capital Corp. for $20,000,000 credit facility (3)

10.61	Promissory Note ($20,000,000), dated May 10, 2004, between FCStone Merchant Services, LLC and Fortis Capital Corp. (3)

10.62	Continuing Security Agreement between FCStone Merchant Services, LLC and Fortis Capital Corp. (3)

10.63	Letter Agreement, dated February 17, 2004, between FCStone Merchant Services, LLC and RZB Finance LLC for $5,000,000 credit facility (4)

10.64	Promissory Note ($5,000,000), dated February 17, 2004, between FCStone Merchant Services, LLC and RZB Finance LLC (4)

10.65	General Security Agreement and Supplement, dated February 17, 2004, between FCStone Merchant Services, LLC and RZB Finance LLC. (4)

10.66	Credit Agreement, dated March 4, 2004, between FCStone Merchant Services, LLC and Harvard Private Capital Properties III, Inc. for $30,000,000 credit facility (4)

Exhibit No.	Description of Document
10.67	Security Agreement, dated March 4, 2004, between FCStone Merchant Services, LLC and Harvard Private Capital Properties III, Inc. (4)

10.68	FGDI Incentive Plan (4)

10.69	FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (3)

10.70	Change in Terms Agreement, dated July 9, 2004, between FCStone, LLC and Deere Credit, Inc. (4)

10.71	Change in Terms Agreement, dated August 23, 2004, between FCStone, LLC and Deere Credit, Inc. (4)

10.72	Change in Terms Agreement, dated August 23, 2004, between FCStone Group, Inc. and Deere Credit, Inc. (4)

10.73	Investment Facility Letter Agreement, dated May 26, 2004, between FGDI, LLC and AFG Trust. (4)

10.74	Credit Facility Letter Agreement, dated May 26, 2004, between FGDI, LLC and AFG Trust (4)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of KPMG LLP

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on August 18, 2004.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on October 6, 2004.
(3)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on December 9, 2004.
(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. on December 30, 2004.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed by FCStone Group, Inc. on April 14, 2005.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed by FCStone Group, Inc. on July 15, 2005.
(7)	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended August 31, 2005 filed by FCStone Group, Inc. on November 29, 2005.