Form 10-Q/A
period 2005-11-30
FCStone Group, Inc.
filed 2006-05-26
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on January 13, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to restate our unaudited consolidated financial statements for the three months ended November 30, 2005, and the consolidated statement of financial condition as of August 31, 2005, to correct an incorrect accounting method used by the Company for the classification of common stock held by the FCStone Group Employee Stock Ownership Plan (the “ESOP”). Pursuant to §210.5-02 (28) of Regulation S-X, shares of our common stock held by the FCStone Group Employee Stock Ownership plan should be classified as “Redeemable common stock held by employee stock ownership plan (ESOP)” on the Company’s Consolidated and Condensed Statements of Financial Condition as of August 31, 2005 and unaudited Consolidated Statement of Financial Condition as of November 30, 2005 included in the Company’s Original Filing. Pursuant to §210.5-02 (28), “Redeemable common stock held by employee stock ownership plan (ESOP)” will not be presented as permanent capital with “Stockholders’ equity.”

The following section in this report has been amended as a result of the restatement:

Part I – Item 1. Financial Statements;

Part I – Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations; and

Part I – Item 4. Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on January 13, 2006.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	November 30, 2005	August 31, 2005
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents
Unrestricted	$31,610	$25,145
Restricted	1,410	1,410
Segregated	8,514	10,509
Commodity accounts receivable
Commodity exchanges and clearing organizations - customer segregated, including United States treasury bills and notes	372,073	396,446
Proprietary commodity accounts	21,914	18,028
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	5,618	6,351

Total commodity deposits and accounts receivable	399,605	420,825

Marketable securities, at fair value – customer segregated and other	200,370	192,328
Accounts receivable and advances on grain	99,682	110,246
Notes receivable	31,724	632
Inventories – grain and fuel	28,187	14,605
Exchange memberships, at cost	1,730	1,730
Furniture, equipment and improvements, net	8,111	8,206
Deferred income taxes	4,203	8,206
Investments in affiliates and others	1,721	1,726
Investments in cooperatives	1,843	1,843
Other assets	3,433	3,304

Total Assets	$822,143	$805,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks written in excess of bank balance	$5,077	$4,880
Commodity and customer regulated accounts payable	546,507	549,200
Trade accounts payable and advances	109,733	129,715
Accrued expenses	22,357	20,764
Notes payable	73,224	36,911
Subordinated debt	3,500	5,500
Obligations under capital leases	3,987	4,125

Total Liabilities	764,385	751,095

Minority interest	4,703	4,755
Redeemable common stock held by employee stock ownership plan (ESOP) (notes 2 and 8)	4,487	4,487

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000, issued and outstanding 4,828,279 shares at November 30, 2005 and August 31, 2005, respectively	21,524	21,524
Accumulated other comprehensive loss	(4,555)	(4,555)
Retained earnings	36,086	32,703

	53,055	49,672
Less maximum cash obligation related to ESOP shares (notes 2 and 8)	(4,487)	(4,487)

Total stockholders’ equity	48,568	45,185

Commitments and contingencies

Total liabilities and stockholders’ equity	$822,143	$805,522

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)

	Three Months Ended November 30,
	2005	2004
Revenues:
Commissions – commodity futures and options	$15,477	$13,519
Service, consulting and brokerage fees	6,984	2,934
Clearing and transaction fees	6,921	4,871
Interest	4,257	1,243
Other	495	716
Sales of commodities	315,215	422,005

Total revenues	349,349	445,288

Costs and expenses:
Cost of commodities sold	310,615	417,452
Employee compensation and broker commissions	9,666	7,754
Pit brokerage and clearing fees	10,006	7,704
Introducing broker commissions	3,980	3,039
Employee benefits and payroll taxes	2,201	1,733
Office, equipment and facilities rent and expenses	1,755	1,636
Communications and marketing information	829	812
Interest	1,168	600
Travel and related	806	498
Depreciation and amortization	392	388
Bad debt expense	255	713
Other operating expenses	2,305	1,387

Total costs and expenses	343,978	443,716

Income before income tax expense and minority interest	5,371	1,572
Minority interest	(52)	52

Income after minority interest and before income tax expense	5,423	1,520
Income tax expense	2,040	590

Net income	$3,383	$930

Basic and diluted shares outstanding (note 5)	4,828	4,309

Basic and diluted earnings per share	$0.70	$0.22

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended November 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,383	$930
Depreciation and amortization	392	388
Minority interest, net of distributions	(52)	52
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	12,480	(3,391)
Decrease (increase) in accounts receivable and advances on grain	10,564	(5,762)
Increase in inventory – grain and fuel	(13,582)	(17,489)
Increase in other assets	(319)	(69)
(Decrease) increase in accounts payable	(19,982)	43,500
Increase (decrease) in accrued expenses	1,593	(1,512)

Net cash (used in) provided by operating activities	$(5,523)	$16,647

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(297)	(112)
Issuance of notes receivable, net	(22,092)	(6,427)
Distributions from affiliates	5

Net cash used in investing activities	(22,384)	(6,539)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	197	1,097
Proceeds from (payments on) note payable, net	36,313	(3,684)
Payment for redemption of stock	—	(8)
Payment of prior year patronage	—	(404)
Payments under capital lease	(138)	(137)
Payments on subordinated debt	(2,000)	(2,250)

Net cash provided by (used in) financing activities	34,372	(5,386)

Net increase in cash and cash equivalents – unrestricted	6,465	4,722
Cash and cash equivalents – unrestricted – beginning of period	25,145	7,943

Cash and cash equivalents – unrestricted – end of period	$31,610	$12,665

Supplemental disclosures of cash flow information:
Interest paid	$847	$631
Income taxes paid	—	—

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

2. RESTATEMENT

The Consolidated Statements of Financial Condition as of August 31, 2005 and November 30, 2005 have been restated to reclassify 448,692 of shares of common stock, owned by the ESOP, separate from permanent stockholders’ equity. Management determined that the redemption features for shares held by the ESOP as of those dates, with a value of $4,486,920, respectively, are not solely within the control of the Company, thus requiring presentation as temporary equity. This restatement has no impact on the Company’s results of operations, net cash flows from operating, investing and financing activities, or compliance with covenants related to any credit facilities for the fiscal year ended August 31, 2005 or three month period ended November 30, 2005.

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended November 30, 2005 and 2004, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
November 30, 2005

Total Revenues	$19,177	$17,250	$308,960	$4,551	$37	$(626)	$349,349
Interest Revenue	1,667	2,225	21	650	37	(343)	4,257
Interest Expense	17	81	777	563	73	(343)	1,168
Income (loss) before minority interest and income taxes	4,422	2,380	(2)	(104)	(1,325)	—	5,371
Total Assets	247,266	449,990	98,356	60,199	8,958	(42,626)	822,143

November 30, 2004

Total Revenues	$22,795	$11,863	$402,851	$8,093	$19	$(333)	$445,288
Interest Revenue	412	720	50	72	19	(30)	1,243
Interest Expense	16	86	413	75	40	(30)	600
Income (loss) before minority interest and income taxes	1,559	856	250	(65)	(1,028)	—	1,572
Total Assets	$187,950	$296,064	$131,983	$15,965	$6,020	$(19,135)

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

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. Eligible participants were able to elect to make a one-time irrevocable transfer of a portion of their 401(k) Plan to the ESOP. The amount of the transfer was limited to no more than one-third (1/3) of the eligible participant’s 401(k) Plan account balance. The ESOP intends to operate on a plan year which corresponds to the calendar year. For plan years beginning after December 31, 2005, the Company will make matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan. Dividends received with respect to shares of Company Stock allocated to participants’ account s in the ESOP will be credited to such participants’ accounts annually on the basis of the number of shares of Company Stock allocated to each such participant’s account. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing from the Company 448,692 shares of common stock at a purchase price of $10.00 per share, for an aggregate of $4,486,920. In the event a terminated plan participant, whether by death, disability, retirement or other termination, desires to sell his or her shares of Company stock, the Company may be required to purchase the shares from the participant at their appraised value. To the extent that shares of common stock held by the ESOP are not readily tradeable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as temporary equity. The Company and the ESOP obtain an annual valuation in connection with the administration of the ESOP. The annual valuation will have the effect of increasing or decreasing the maximum cash obligation related to ESOP shares. This change in the value of ESOP shares is adjusted through stockholders’ equity, and therefore has no impact on net income in the Consolidated Statement of Operations. As of November 30, 2005, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

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

Other Matters

Critical Accounting Policies and Estimates. In preparing its most recent annual report on Form 10-K/A, the Company disclosed information about critical accounting policies and estimates the Company makes in applying its accounting policies. We have made no changes to the methods of application or the assumptions used in applying these policies from those as disclosed in the most recent annual report on Form 10-K/A.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended, as of November 30, 2005, the end of the period covered by the previously-issued Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of that date to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Following additional review of the accounting for common stock issued to the FCStone Group Employee Stock Ownership Plan (ESOP), the Company determined on April 17, 2006, that it would reclassify shares of common stock held by the ESOP as temporary equity pursuant to Section 210.5-02 (28) of Regulation S-X. Consequently, the Company has reflected this change through the restatement of its consolidated financial statements for the quarter ended November 30, 2005, and the year ended August 31, 2005, as presented in this Quarterly Report on Form 10-Q/A. The reclassification had no impact on the Company’s results of operations or compliance with covenants related to any credit facilities for the quarter year ended November 30, 2005, or the year ended August 31, 2005.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Quarterly Report on Form 10-Q/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of November 30, 2005, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

FCStone Group, Inc.
Registrant

May 25, 2006	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer