Form 10-Q
period 2006-05-31
FCStone Group, Inc.
filed 2006-07-17
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

There is currently no public market for the registrant’s securities. As of July 14, 2006, the registrant had 4,845,736 shares of common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	May 31 2006	August 31 2005
	(Unaudited)
ASSETS
Cash and cash equivalents
Unrestricted	$44,609	$25,145
Restricted	1,454	1,410
Segregated	17,691	10,509
Commodity accounts receivable
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	542,967	396,446
Proprietary commodity accounts	18,722	18,028
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	4,688	6,351

Total commodity deposits and accounts receivable	566,377	420,825

Marketable securities, at fair value – customer segregated and other	272,252	192,328
Accounts receivable and advances on grain	169,463	110,246
Notes receivable	28,900	9,632
Inventories – grain, fertilizer, and fuel	34,112	14,605
Exchange memberships and stock, at cost	6,129	1,797
Furniture, equipment and improvements, net	7,913	8,206
Deferred income taxes	4,843	4,013
Investments in affiliates	1,702	1,726
Investments in other organizations	1,995	1,843
Other assets	6,122	3,237

Total Assets	$1,163,562	$805,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks written in excess of bank balance	$5,116	$4,880
Commodity and customer regulated accounts payable	756,032	549,200
Trade accounts payable and advances	219,967	129,715
Accrued expenses	26,501	20,764
Notes payable	83,403	36,911
Subordinated debt	7,000	5,500
Obligations under capital leases	3,713	4,125

Total Liabilities	1,101,732	751,095

Minority interest	3,463	4,755
Redeemable common stock held by employee stock ownership plan (note 7)	6,079	4,487
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000, issued and outstanding 4,845,736 shares at May 31, 2006 and 4,828,279 at August 31, 2005	21,747	21,524
Accumulated other comprehensive loss	(4,555)	(4,555)
Retained earnings	41,175	32,703

	58,367	49,672
Less maximum cash obligation related to ESOP shares (note 7)	(6,079)	(4,487)

Total stockholders’ equity	52,288	45,185

Commitments and contingencies (note 6)
Total liabilities and stockholders’ equity	$1,163,562	$805,522

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)

	Three Months Ended May 31		Nine Months Ended May 31
	2006	2005	2006	2005
Revenues:
Commissions – commodity futures and options	$18,008	$12,671	$49,405	$38,333
Service, consulting and brokerage fees	9,170	5,215	24,598	13,244
Clearing and transaction fees	9,787	6,243	25,230	16,507
Interest	6,033	2,342	15,277	5,269
Other	1,314	2,695	2,480	4,720
Sales of commodities	314,486	286,204	860,678	1,028,876

Total revenues	358,798	315,370	977,668	1,106,949

Costs and expenses:
Cost of commodities sold	311,194	282,418	848,480	1,015,435
Employee compensation and broker commissions	11,014	8,041	30,663	24,000
Pit brokerage and clearing fees	12,617	8,502	33,626	23,900
Introducing broker commissions	6,373	3,726	15,575	9,890
Employee benefits and payroll taxes	2,608	2,148	7,292	5,990
Office, equipment and facilities rent and expenses	1,660	1,450	5,142	4,534
Communications and marketing information	852	913	2,539	2,586
Interest	1,601	1,540	4,335	2,895
Travel and related	719	614	2,244	1,698
Depreciation	424	390	1,214	1,147
Bad debt expense	1,304	133	1,709	1,163
Other operating expenses	2,409	1,943	6,899	5,365

Total costs and expenses	352,775	311,818	959,718	1,098,603

Income before income tax expense and minority interest	6,023	3,552	17,950	8,346
Minority interest	(378)	26	(370)	494

Income after minority interest and before income tax expense	6,401	3,526	18,320	7,852
Income tax expense	2,350	1,300	6,950	2,950

Net income	$4,051	$2,226	$11,370	$4,902

Basic and diluted shares outstanding (note 4)	4,830	4,323	4,829	4,315

Basic and diluted earnings per share	$0.84	$0.51	$2.35	$1.14

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended May 31
	2006	2005
Cash flows from operating activities:
Net income	$11,370	$4,902
Depreciation	1,214	1,147
Minority interest, net of distributions	(1,292)	261
Equity in earnings of affiliates	18	—
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(25,826)	(3,592)
(Increase) decrease in accounts receivable and advances on grain	(59,217)	10,289
Increase in inventories – grain, fertilizer, and fuel	(19,507)	(8,782)
Increase in other assets	(3,867)	(3,454)
Increase in accounts payable and advances	90,252	25,627
Increase (decrease) in accrued expenses	5,737	(287)

Net cash (used in) provided by operating activities	(1,118)	26,111

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(921)	(766)
Issuance of notes receivable, net	(19,268)	(5,133)
Purchase of exchange memberships and stock	(4,945)	(925)
Proceeds from the sale of exchange memberships and stock	613	—
Distributions from affiliates	6	—

Net cash used in investing activities	(24,515)	(6,824)

Cash flows from financing activities:
Increase (decrease) in checks written in excess of bank balance	236	(4,386)
Proceeds from notes payable, net	46,492	9,442
Proceeds from issuance of common stock	—	735
Proceeds from issuance of redeemable common stock held by ESOP	223	—
Payment for redemption of stock	—	(8)
Dividends paid	(2,898)	—
Payment of prior year patronage	—	(1,869)
Payments under capital lease	(412)	(412)
Monies deposited in escrow	(44)	—
Proceeds from subordinated debt	4,500	2,000
Payments on subordinated debt	(3,000)	(2,250)

Net cash provided by financing activities	45,097	3,252

Net increase in cash and cash equivalents – unrestricted	19,464	22,539
Cash and cash equivalents – unrestricted – beginning of period	25,145	7,943

Cash and cash equivalents – unrestricted – end of period	$44,609	$30,482

Supplemental disclosures of cash flow information:
Interest paid	$3,995	$2,794

Income taxes paid	$7,596	$2,971

Non-cash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,368	$—

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (US GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the Company’s fiscal year ended August 31, 2005, as filed with the Securities and Exchange Commission on May 26, 2006.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123R, Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based transactions. This statement is a revision to Statement on Financial Accounting Standards No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Statement prospectively on September 1, 2006. The Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of unvested awards at the adoption date. The adoption of this statement will not have a significant effect on the Company’s financial statements.

RECLASSIFICATIONS

Certain amounts, as reported in the prior year’s financial statements, have been reclassified to conform with the current year presentation.

2. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Effective April 1, 2006, such plan was closed to new employees hired subsequent to the April 1, 2006 date. Additionally, the Company has a nonqualified noncontributory retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three and nine month periods ended May 31, 2006 and 2005 for the defined benefit plans consists of the following components:

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Service cost	$510,882	$427,232	$1,532,646	$1,281,696
Interest cost	328,755	285,950	986,265	857,850
Less expected return on plan assets	306,231	243,076	918,693	729,228
Net amortization and deferral	229,776	109,733	689,328	329,199

Net periodic pension expense	$763,182	$579,839	$2,289,546	$1,739,517

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

Fuel inventory is recorded at the lower of cost or market using the weighted average method. The Company has moved away from handling physical fuels, and now periodically participates, as a principal, only in back-to-back ethanol purchases and sales; as a result the Company held no fuel inventory at May 31, 2006, and does not intend to do so in the future.

A summary of inventories as of May 31, 2006 and August 31, 2005 are as follows:

	May 31, 2006	August 31, 2005
Grain	$32,448,710	$13,507,493
Fertilizer	1,663,457	633,293
Fuel	—	464,315

	$34,112,167	$14,605,101

4. EARNINGS PER SHARE

Earnings per share has been presented in the accompanying Consolidated Statement of Operations. Basic earnings per shares excludes dilution and is computed by dividing the applicable net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share. For the nine-month period ended May 31, 2006 computation, 400,000 stock options (see Notes 8 and 9) were excluded from the calculation of weighted average shares for diluted EPS because they were not outstanding as of the date of the Consolidated Statement of Financial Condition. The calculation of the basic and diluted shares outstanding for the three-month and nine-month periods ended May 31, 2005, assumes the shares issued as a result of the restructuring (see Note 7) had been issued and outstanding for the full year.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended May 31, 2006 and 2005, respectively, and the Statement of Financial Condition data as of those dates (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Three Months Ended May 31, 2006

Total revenues	$21,541	$21,505	$300,675	$15,587	$116	$(626)	$358,798
Interest revenue	2,744	2,508	192	865	80	(356)	6,033
Interest expense	50	97	961	720	129	(356)	1,601
Income (loss) before minority interest and income taxes	6,056	3,281	(1,193)	(1)	(2,120)	—	6,023
Total assets	517,554	560,735	86,979	51,678	13,333	(66,717)	1,163,562

May 31, 2005

Total revenues	$22,846	$14,513	$272,624	$5,813	$25	$(451)	$315,370
Interest revenue	959	1,128	24	377	24	(170)	2,342
Interest expense	20	87	1,212	320	71	(170)	1,540
Income (loss) before minority interest and income taxes	2,451	2,062	196	(12)	(1,145)	—	3,552
Total assets	227,645	293,670	92,349	16,234	7,923	(25,267)	612,554

Nine Months Ended May 31, 2006

Total revenues	$61,270	$57,385	$832,987	$27,990	$141	$(2,105)	$977,668
Interest revenue	6,087	7,234	425	2,652	160	(1,281)	15,277
Interest expense	87	251	2,758	2,229	291	(1,281)	4,335
Income (loss) before minority interest and income taxes	15,731	8,483	(911)	(102)	(5,251)	—	17,950
Total assets	517,554	560,735	86,979	51,678	13,333	(66,717)	1,163,562

May 31, 2005

Total revenues	$61,343	$38,268	$984,501	$24,001	$67	$(1,231)	$1,106,949
Interest revenue	1,902	2,717	103	843	64	(360)	5,269
Interest expense	44	218	2,141	690	162	(360)	2,895
Income (loss) before minority interest and income taxes	6,067	3,787	1,253	552	(3,313)	—	8,346
Total assets	227,645	293,670	92,349	16,234	7,923	(25,267)	612,554

6. CONTINGENCIES

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI, LLC (FGDI) of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167, respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which are being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant, including interest and arbitration costs, of approximately $275,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has made an accrual related to this claim. On January 25, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. FGDI intends to defend the appeal and seek an order that the award be upheld in its entirety, except that each party should be ordered to bear its own legal costs.

In September 2004, Nantong Baogang Oils and Fats Development Co Ltd (Nantong Baogang) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds, and Fats Association Ltd. of Hong Kong (FOSFA) requiring FGDI to return a refundable deposit of $603,741, which was paid by Nantong Baogang, plus interest and costs. FGDI does not dispute that Nantong Baogang is entitled to refund of the deposit, rather that the deposit be subject to FGDI’s right to set off against sums payable by Nantong Baogang to FGDI under a second arbitration. FGDI filed a claim in arbitration under the arbitration facility established by the FOSFA seeking to recover demurrage of $480,783 plus interest and costs. FGDI subsequently tendered to Nantong Baogang the net balance. On February 28, 2006, the first arbitration panel issued an award, ordering FGDI to repay the deposits plus an amount for interest and legal costs. On May 8, 2006, FGDI filed a notice of appeal against the award, and asked the appeal board to set aside the award pending the second arbitration panel’s decision on the demurrage claim filed by FGDI, that as of June 27, 2006 had been drafted and is expected to be available shortly. FGDI expects that the two claims will substantially offset each other, and that the resolution of these matters will not have a material effect on FGDI and its financial condition.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI has submitted a statement of defense and counterclaim. Xiamen has subsequently rescinded its original claim and FGDI expects to receive a modified claim, but has not at this time. FGDI intends to vigorously defend this claim.

On April 19, 2006, the Company was informed that a grain merchandising customer located in Montgomery, Alabama, with whom we have outstanding receivables of approximately $1.1 million, filed Chapter 11 bankruptcy on April 18, 2006. The Company is reviewing its legal alternatives and position in the bankruptcy proceedings. During the current three-month period ended May 31, 2006, the Company has charged $1.1 million to bad debt expense related to this customer.

On May 23, 2006, a former customer, Watseka Farmers Grain Cooperative Company, filed an action in the United States District Court, Central District of Illinois seeking actual damages, interest, punitive damages and general relief relating to losses on allegedly improper speculative trades ordered by the former general manager of the customer in a commodity futures account at FCStone, LLC. The customer was placed under supervision by Illinois state authorities in May 2004, after examination revealed deficiencies in its financial reporting and condition, and its assets were subsequently sold. The Company intends to vigorously defend this claim.

Management is currently unable to predict the outcome of these claims and, with the exception of the claim in which an arbitration panel has rendered a decision and the accounts receivable charged to bad debt expense, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, with the exception of the amount recorded as a result of the arbitration panel’s decision, no amounts have been accrued in the financial statements. The Company intends to vigorously defend these claims and will continue to monitor the results of arbitration and assess the need for future accruals.

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

In June 2005, the Company formed an employee stock ownership plan (ESOP) and filed a Form S-8 Registration Statement in order to provide employee incentives and an additional capital infusion to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. Eligible participants were able to elect to make a one-time irrevocable transfer of a portion of their 401(k) Plan to the ESOP. The amount of the transfer was limited to no more than one-third (1/3) of the eligible participant’s 401(k) Plan account balance. The ESOP intends to operate on a plan year which corresponds to the calendar year. For plan years beginning after December 31, 2005, the Company will make matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan. The Company has accrued $0.4 million of retirement expense related to these matching contributions for the nine-month period ended May 31, 2006. Dividends received with respect to shares of Company Stock allocated to participants’ accounts in the ESOP will be credited to such participants’ accounts annually on the basis of the number of shares of Company Stock allocated to each such participant’s account. The initial ESOP stock sale was consummated as of August 26, 2005, with the ESOP purchasing from the Company 448,692 shares of common stock at a purchase price of $10.00 per share, for an aggregate of $4,486,920. The ESOP purchased 1,400 shares in the quarter ending February 28, 2006 and additionally, purchased 16,057 shares in the quarter ending May 31, 2006, related to the reinvestment of dividends.

In the event a terminated plan participant, whether by death, disability, retirement or other termination, desires to sell his or her shares of Company stock, the Company may be required to purchase the shares from the participant at their appraised value. To the extent that shares of common stock held by the ESOP are not readily tradeable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as temporary equity. The Company and the ESOP obtain an annual valuation in connection with the administration of the ESOP. The valuation of the Company’s Common Stock for ESOP purposes is subject to applicable federal tax regulations and significantly differs from the valuation performed in connection with the grant of stock options, which does not include a significant liquidity discount (see Note 9). The annual valuation will have the effect of increasing or decreasing the maximum cash obligation related to ESOP shares. This change in the value of ESOP shares is adjusted through stockholders’ equity, and therefore has no impact on net income in the Consolidated Statement of Operations. On March 14, 2006, the Company and the ESOP received from Stern Brothers Valuation Advisors the valuation of the Company’s Common Stock as of December 31, 2005, which valued the Common Stock at $13.04 per share for ESOP purposes.

As of May 31, 2006, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

Shares held by the ESOP	466,149
Fair value per share	$13.04
Maximum cash obligation	$6,078,583

8. STOCK AWARD PLAN

On May 2, 2006, FCStone Group, Inc.’s Board of Directors approved the FCStone Group, Inc. 2006 Equity Incentive Plan (the “Plan”). The Plan permits the issuance of up to 750,000 shares of the Company’s common stock to key employees and non-employee directors, pursuant to awards granted under the Plan, such as stock options, restricted stock awards, restricted stock units and performance share awards, as well as other stock-based awards.

9. SUBSEQUENT EVENTS

On June 13, 2006, FCStone Group, Inc. received a valuation, from an independent valuation firm, of the fair value of the Company’s Common Stock for purposes of issuing stock options pursuant to the Company’s 2006 Equity Incentive Plan, valuing the Common Stock at $24.76 per share. In reliance upon such valuation and pursuant to the Plan, on June 13, 2006 the Compensation Committee of the Board of Directors of the Company granted nonqualified stock options to purchase a total of 320,000 shares of Common Stock to executive officers and management employees of the Company and 80,000 shares of Common Stock to the non-employee directors of the Company. The exercise price for the stock options was set by the Compensation Committee at $24.76 per share, based on the third party valuation noted above. The options are 100% vested on the grant date and expire on June 13, 2016. During the fourth quarter of the fiscal year ending August 31, 2006, the Company is currently evaluating the fair value and accounting of the stock options, and will reflect their issuance in the fourth quarter.

On June 28, 2006, FGDI amended its Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with CoBank, ACB (as lender and agent) (“CoBank”). The amendment pertains to certain financial covenants applicable as of May 31, 2006, and allows FGDI to incur indebtedness from FCStone Group, Inc., subject to a subordination agreement. The Credit Agreement’s financial covenants were amended so that FGDI must maintain, at all times, (i) net worth in an amount of not less than $8.6 million through June 28, 2006, $9.8 million from June 29, 2006 through July 31, 2006, and $10.0 million thereafter; (ii) adjusted working capital in an amount not less than $5.3 million through June 28, 2006 and $6.5 million thereafter. As a requirement of the amendment, on June 28, 2006, FGDI entered into a subordinated agreement with FCStone Group, Inc, and borrowed $1.0 million under a subordinated note, which has been eliminated for purposes of consolidated financial statement presentation. The subordinated note bears a variable interest rate equal to the prime rate established by Citibank from time to time.

Effective June 30, 2006, FCStone Group, Inc. entered into an agreement to purchase an equity investment in Green Diesel, LLC for $2.4 million. Green Diesel, LLC is a limited liability company formed to construct, own, and operate a biodiesel plant. In exchange for its capital contribution of $2.4 million, which was funded on July 3, 2006, the Company received a capital interest of 25% and a profit interest of 25% represented by 2.4 million units out of 9.6 million units outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commodities risk management and trading company headquartered in West Des Moines, Iowa. Risk management is designed to identify and then limit and control the potential factors that could negatively impact the success of a business. Our chief function is to research, recognize and quantify the potential commodity risks involved in our customers’ operations, then plan and execute programs that effectively mitigate those risks by capping operational expenses and maximizing margin opportunities. While the Company’s initial business was centered on the risks of grain marketing of domestic elevators, today’s programs are designed to serve a much broader commodity spectrum including grain and livestock, dairy, the entire energy complex, ingredient users, food processors, and other commodity end-users. The Company utilizes all of the tools of the commodities marketplace, including exchange-traded futures and options, cash and physical commodity trades, and over-the-counter (OTC) derivatives to provide risk management services to our customers for their businesses. We also offer direct execution clearing services to commodities firms, traders, fund operators and others. Our grain merchandising operations facilitate the movement of grain from an originator to fill the demand of an end-user. This approach offers opportunities to add value for our customers by merchandising their inventories as far into the marketing pipeline as possible. We also offer financing and facilitation for customers to carry energy, grain and other commodities through sale/repurchase agreements, transactional commodity finance arrangements and processing and tolling arrangements.

Our revenues are derived from: (1) commissions for futures and option trades, (2) service and consulting fees, (3) brokerage mark-ups on over-the-counter and commodities trades, (4) fees for clearing customers’ direct trades, (5) the sale of grain, fertilizer, fuel and other commodities, (6) interest income on margin funds deposited with the various commodity exchanges, and (7) interest and other income from commodity finance transactions. As a service company, our expenses primarily consist of employee compensation and broker commissions and their related fringe benefits and payroll taxes. As commission expenses are directly related to revenues, they are for the most part a variable expense, as are the pit brokerage and clearing fees expense as they are directly related to the number of futures exchange trades. Other significant operating expenses consist of communications, marketing information, travel, office and equipment rent and marketing and promotion.

Recent Developments, Market Trends and Capital

Prior to our conversion from a cooperative, we realized a significant increase in our “nonmember” business revenues. This increase is a result of the Company expanding our risk management services into other commodities in addition to our traditional grain marketing base. We expect this trend to continue, as we offer more risk management programs and services to other industries and companies to help them manage their commodity risks. We have also seen a consolidation in the commodity exchange clearing business, which has allowed us to capture additional customers and business.

Customer deposits and accounts receivable related to our Commodity and Risk Management Services and Clearing and Execution Services segments have grown from $127 million at the beginning of fiscal year 2001 to $566 million at May 31, 2006. As these segments continue to grow, we anticipate needing additional regulatory capital to meet Commodity Futures Trading Commission (CFTC) requirements. Because of the need to finance our continued growth, in fiscal year 2005 we restructured our company to no longer operate on a cooperative basis (as described in the Registration on Form S-4 filed with the Commission on August 18, 2004, as amended). We exchanged new common stock for the then outstanding common and preferred stock and patronage-based rights of our members. The Company then commenced a subscription rights offering on April 15, 2005, and the offering continued until June 29, 2005, with approximately 174,000 shares sold and $1.7 million of equity raised. In June 2005, the Company formed an employee stock ownership plan (ESOP) in order to provide employee incentives and an additional capital infusion to the Company. The initial ESOP stock sale was consummated in August 2005, raising approximately $4.5 million in new capital. As a result of the exercise of member subscription rights and the initial ESOP investment, the Company raised approximately $6.2 million of new capital.

Although the expansion of our services to other industries and to foreign markets does require additional personnel and related expenses, it has, in the past, not required any significant capital expenditures. Our primary capital concern is meeting CFTC regulatory requirements arising from our anticipated increased business. We expect that our new business structure will provide a platform to alleviate most of these concerns. With the ESOP in place, we expect to raise an additional $1 million annually in temporary equity capital from ESOP common stock purchases. We also have the flexibility to raise capital in a more timely manner through a stock or debt offering to our current stockholders or others approved by our board of directors. Management believes that the availability of such capital raising mechanisms will allow the Company to be more flexible and competitive in the future. With such flexibility and with the additional capital from sources noted above and the expected capital resources generated through operations, we anticipate meeting our expected capital needs for the next several years.

Prior to April 1, 2006, Sowood Commodity Partners Fund LP (Sowood) owned a minority interest in FCStone Merchants Services, LLC (Merchants). On March 9, 2006, Merchants sent a redemption notice to Sowood, informing them of its intention to redeem their minority ownership interest in Merchants, in accordance with the Limited Liability Company Agreement. The redemption was completed on the close of business on March 31, 2006, with a redemption payment of $0.9 million.

Results of Operations

Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005

Revenues

Revenues totaled $358.8 million for the three month period ended May 31, 2006 compared to $315.4 million for the three-month period ended May 31, 2005, an increase of $43.4 million or 13.8%. This increase included higher grain sales of $28.3 million. Although the $28.3 million increase in grain sales is a significant amount when compared to total revenues, the cost of grain sold increased $28.7 million. The increased grain sales and cost of sales results from higher commodity prices, and had little effect on net income, as the gross profit from grain merchandising remained relatively consistent. The Company has moved away from handling physical fuels, and now periodically participates, as a principal, only in back-to-back ethanol purchases and sales. As a result, related physical fuel sales were down $9.3 million as the Company sold 6.0 million fewer gallons than in the prior comparative period. Transactional commodity revenues in our Financial Services segment increased $9.3 million, as a result of the increase in the number of transactions financed. Commissions were up $5.3 million due to higher overall trade volume, and clearing and transaction fees were up $3.5 million on higher trade volume in the clearing and execution services segment. Service, consulting and brokerage fees were $4.0 million higher primarily due to increased volume from energy, ethanol, and grain risk management brokerage and fees from both new and existing customers. Interest income was up $3.7 million due to higher short term interest rates, additional customer margin deposits, and increased activity in the grain inventory financing program.

Costs and Expenses

Cost of Commodities Sold. Cost of commodities sold totaled $311.2 million for the three month period ended May 31, 2006 compared to $282.4 million for the three month period ended May 31, 2005, an increase of $28.8 million or 10.2%. This increase was primarily a result of higher commodity prices, despite lower grain and fuel volumes sold as noted above, with minimal effect on operating income.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $11.0 million for the three month period ended May 31, 2006 compared to $8.0 million for the three month period ended May 31, 2005, an increase of $3.0 million or 37.5%. This increase was primarily a result of volume related increased broker commissions due to the higher revenues at both the Company’s commodity and risk management services and clearing and execution services segments and higher incentive compensation due to higher net income.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $8.5 million for the three month period ended May 31, 2005 to $12.6 million for the three month period ending May 31, 2006 is consistent with increased commissions and clearing and transaction fee revenues, due to an increase of trading volumes up from 26.5 million contracts in 2005 compared to 34.5 million contracts in 2006.

Introducing Broker Commissions. Introducing Broker (IB) commissions’ expenses are directly related to the commission income generated by the introducing broker customers of the Company. Such expenses increased from $3.7 million for the three month period ended May 31, 2005 to $6.4 million for the three month period ended May 31, 2006, consistent with the increased commissions from IB customers in the clearing and execution services segment.

Interest. Interest expense increased to $1.6 million for the three month period ended May 31, 2006 from $1.5 million for the three month period ending May 31, 2005 due primarily to higher short term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Other Operating Expenses. Other operating expenses were $10.0 million for the three month period ended May 31, 2006 compared to $7.6 million for the three month period ended May 31, 2005, an increase of $2.4 million. This increase was primarily a result of increases in the Company’s employee benefits and payroll taxes of $0.5 million, office, equipment, and facilities rent and expenses of $0.2 million, travel expense of $0.1 million, professional fees of $0.1 million, and insurance costs of $0.2 million. Additionally, there was a $1.2 million increase in bad debt expense, primarily related to the bankruptcy of a grain merchandising customer.

Income Tax Expense. Our provision for income taxes for the three-month period ended May 31, 2006 increased over 2005, due to higher income before income tax expense in the three month period ended May 31, 2006. The effective tax rate was 36.7% in 2006 and 36.9% in 2005.

Operations by Segment

Three months Ended May 31, 2006 Compared to Three months Ended May 31, 2005.

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

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the three months ended May 31, 2006 and 2005 (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Three Months Ended May 31, 2006
Revenues:
Commissions	$8,916	$9,210	$—	$—	$—	$(118)	$18,008
Service, consulting and brokerage fees	9,320	—	—	—	—	(150)	9,170
Clearing and transaction fees	—	9,787	—	—	—	—	9,787
Interest	2,744	2,508	192	865	80	(356)	6,033
Other	19	—	852	409	36	(2)	1,314
Sales of commodities	542	—	299,631	14,313	—	—	314,486

Total revenues	21,541	21,505	300,675	15,587	116	(626)	358,798

Costs and expenses:
Cost of commodities sold	541	—	296,548	14,233	—	(128)	311,194
Expenses (excluding interest expense)	14,894	18,127	4,359	635	2,107	(142)	39,980
Interest	50	97	961	720	129	(356)	1,601

Total costs and expenses	15,485	18,224	301,868	15,588	2,236	(626)	352,775

Income (loss) before minority interest and income taxes	6,056	3,281	(1,193)	(1)	(2,120)	—	6,023
Minority interest	—	—	(358)	(20)	—	—	(378)

Income (loss) before income taxes	$6,056	$3,281	$(835)	$19	$(2,120)	$—	$6,401

Grain bushels sold			56,004
Gross profits on grain sales			$3,083

May 31, 2005
Revenues:
Commissions	$6,563	$6,222	$—	$—	$—	$(114)	$12,671
Service, consulting and brokerage fees	5,382	—	—	—	—	(167)	5,215
Clearing and transaction fees	—	6,243	—	—	—	—	6,243
Interest	959	1,128	24	377	24	(170)	2,342
Other	149	920	1,237	388	1	—	2,695
Sales of commodities	9,793	—	271,363	5,048	—	—	286,204

Total revenues	22,846	14,513	272,624	5,813	25	(451)	315,370

Costs and expenses:
Cost of commodities sold	9,720	—	267,811	5,018	—	(131)	282,418
Expenses (excluding interest expense)	10,655	12,364	3,405	487	1,099	(150)	27,860
Interest	20	87	1,212	320	71	(170)	1,540

Total costs and expenses	20,395	12,451	272,428	5,825	1,170	(451)	311,818

Income (loss) before minority interest and income taxes	2,451	2,062	196	(12)	(1,145)	—	3,552
Minority interest	—	—	59	(33)	—	—	26

Income (loss) before income taxes	$2,451	$2,062	$137	$21	$(1,145)	$—	$3,526

Grain bushels sold			58,763
Gross profit on grain sales			$3,552

Commodity and Risk Management Services. Our Commodity and Risk Management Services segment offers commodity services to our customers, with an emphasis on risk management using futures, options and other derivative instruments.

Revenues totaled $21.5 million for the three-month period ended May 31, 2006 compared to $22.8 million for the three month period ended May 31, 2005, a decrease of $1.3 million or 5.7%. This decrease was a result of lower fuel sales of approximately $9.3 million as the Company has moved away from handling physical fuels, and now periodically participates, as a principal, only in back-to-back ethanol purchases and sales. Service, consulting and brokerage fees were up $3.9 million due to increased energy, ethanol, and grain related risk management brokerage and additional customers on our fee based risk management program. Commissions were up $2.4 million as a result of increased contract volumes up from 0.4 million in 2005 as compared to 0.6 million in 2006, from both new and existing customers primarily as a result of a larger fall 2005 grain crop and higher grain prices. Interest income increased by $1.8 million due to higher short term interest rates and higher customer margin deposits over the prior year period.

Costs and expenses totaled $15.5 million for the three month period ended May 31, 2006 compared to $20.4 million for the three month period ended May 31, 2005, a decrease of $4.9 million. The reduced volume of fuel sold of 6.0 million gallons caused a $9.2 million decrease. This was offset by increases in employee compensation and broker commissions and related benefits of $2.1 million due primarily to higher broker commissions on increased futures commissions and service, consulting and brokerage fees. Pit brokerage and clearing fees were up $0.7 million due to increased futures commissions and introducing broker commissions also increased $0.8 million due to higher commission revenue from such introducing brokers’ customers.

Clearing and Execution Services. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others.

Revenues totaled $21.5 million for the three month period ended May 31, 2006 compared to $14.5 million for the three month period ended May 31, 2005, an increase of $7.0 million or 48.3%. This increase was primarily due to higher commissions of $3.0 million and higher transaction fees of $3.5 million due to volume increases as a result of volatility in the energy related commodities. Trade volume increased from 9.4 million contracts in 2005 to 11.8 million contracts in 2006. Interest income also increased $1.4 million due to higher short term interest rates and much higher customer margin deposits for this segment. Offsetting these increases was a reduction in other income, as the prior year comparative period included $0.9 million from the close out of a customer shared profit agreement.

Costs and expenses were higher at $18.2 million for the three month period ended May 31, 2006 compared to $12.5 million for the three month period ended May 31, 2005, an increase of $5.7 million. The increase was primarily a result of volume related additional pit brokerage and clearing fees of $3.6 million and introducing broker commissions of $1.7 million, and increased salaries, wages and related benefits of $0.5 million.

Grain Merchandising. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer through a majority interest in FGDI. FGDI acts as a grain dealer in the United States and international markets, primarily in Canada, Latin America and the Far East and also manages a pool of grain originated by a group of elevators in Texas.

Gross profit was $3.1 million and $3.6 million for the three-month periods ended May 31, 2006 and 2005, respectively. The gross profit was lower, primarily due to the decrease in bushels merchandised from 58.8 million for the three month period ended May 31, 2005 to 56.0 million for the three-month period ended May 31, 2006.

Expenses, excluding the costs of commodities sold, were $5.3 million for the three month period ended May 31, 2006 and $4.6 million for the three month period ended May 31, 2005, an increase of $0.7 million. The increase in operating expenses was primarily a result of an increase in the Company’s bad debt expense of $1.0 million, related to a grain merchandising customer located in Montgomery, AL who filed for bankruptcy on April 18, 2006. Offsetting this increase, is a decrease in interest expense of $0.3 million, due to a reduction in the average borrowings.

Financial Services. The Financial Services segment offers financing and facilitation for customers to carry commodities through the use of sale/repurchase agreements whereby we purchase grain evidenced by warehouse receipts subject to a simultaneous agreement to resell such grain to the seller at a later date. Additionally, we offer clients specialized financing through transactional commodity finance arrangements and processing and tolling arrangements. Historically, this segment was primarily entering into sale/repurchase agreements whereby it purchased grain evidenced by warehouse receipts. In late 2004, this segment, through a subsidiary FCStone Merchant Services, LLC (Merchants), began engaging in similar transactions in energy, grain and other commodities, as well as transactions where it shares in commodity profits with customers in exchange for financial support.

Revenues totaled $15.6 million for the three month period ended May 31, 2006 compared to $5.8 million for the three month period ended May 31, 2005, an increase of $9.8 million. This is primarily the result of a $9.3 million increase in revenue from financing arrangements the Company offers through Merchants, initiating transactional commodity financing arrangements in energy, grain and other commodities. Although this increase in revenue from financing arrangements was significant amount when compared to total revenues, the cost of commodities sold increased $9.2 million, resulting in a minimal effect on net income. Additionally, Merchants had a $0.1 million decrease in revenue from commodity profit sharing transactions during the three month period ended May 31, 2006. Offsetting this decrease was a $0.5 million increase in interest revenue from increased activity in the grain inventory financing program, and a $0.1 million increase in rental income from subleased railcars.

Expenses, excluding the costs of commodities sold, totaled $1.4 million for the three month period ended May 31, 2006 compared to $0.8 million for the three month period ended May 31, 2005, an increase of $0.6 million. This increase is primarily the result of a $0.4 million increase in interest expense from increased activity in the grain inventory financing program, and a $0.1 million increase in railcar lease expense.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the three month period ended May 31, 2006 and 2005. Expenses increased $1.1 million for the three month period ended May 31, 2006 over the three months ended May 31, 2005 primarily due to higher employee incentive compensation and additional staff and related benefits.

Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005

Revenues

Revenues totaled $977.7 million for the nine-month period ended May 31, 2006 compared to $1,106.9 million for the nine-month period ended May 31, 2005, a decrease of $129.2 million or 11.7%. This decrease was primarily a result of a 20.6 million or 10.3% decrease in grain bushels handled, which accounted for a revenue decrease of $151.2 million. Although the $151.2 million decrease in grain sales was a significant amount when compared to total revenues, the cost of grain sold decreased $149.9 million. The decreased grain sales and cost of sales results from the decline in bushels handled, and had little effect on net income, as the gross profit from grain merchandising remained relatively consistent. The Company has moved away from handling physical fuels, and now periodically participates, as a principal, only in back-to-back ethanol purchases and sales. As a result, related physical fuel sales were down $19.7 million as the Company sold 12.7 million fewer gallons than in the prior comparative period. Additionally, transactional commodity revenues in our Financial Services segment increased $2.7 million, as result of the increase in the number of transactions financed. Commissions were up $11.1 million due to higher trade volume, and clearing and transaction fees were up $8.7 million on higher trade volume in the clearing and execution services segment. Service, consulting and brokerage fees were $11.4 million higher primarily due to increased volume from energy, ethanol, and grain risk management and brokerage fees from both new and existing customers. Interest income was up $10.0 million due to higher short term interest rates, additional customer margin deposits, and increased activity in the grain inventory financing program.

Costs and Expenses

Cost of Commodities Sold. Cost of commodities sold totaled $848.5 million for the nine month period ended May 31, 2006 compared to $1,015.4 million for the nine month period ended May 31, 2005, a decrease of $166.9 million or 16.4%. This decrease was primarily a result of lower grain and fuel volumes sold as noted above, and had minimal effect on net income.

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $30.7 million for the nine month period ended May 31, 2006 compared to $24.0 million for the nine month period ended May 31, 2005, an increase of $6.7 million or 27.9%. This increase was primarily a result of volume related increases consistent with the higher revenues at both the Company’s commodity and risk management services and clearing and execution services segments, additional personnel, and higher incentive compensation due to higher net income.

Pit Brokerage and Clearing Fees. The increase of pit brokerage and clearing fees from $23.9 million for the nine month period ended May 31, 2005 to $33.6 million for the nine month period ending May 31, 2006 is directly related and consistent with the increased commissions and clearing and transaction fee revenues.

Introducing Broker Commissions. Introducing Broker (IB) commissions’ expenses are directly related to the commission income generated by the introducing broker customers of the Company. Such expenses increased from $9.9 million for the nine month period ended May 31, 2005 to $15.6 million for the nine month period ended May 31, 2006 consistent with the increased commissions from IB customers in the clearing and execution services segment.

Interest. Interest expense increased to $4.3 million for the nine month period ended May 31, 2006 from $2.9 million for the nine month period ending May 31, 2005 due primarily to higher short term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Other Operating Expenses. Other operating expenses were $27.0 million for the nine month period ended May 31, 2006 compared to $22.5 million for the nine month period ended May 31, 2005, an increase of $4.5 million. This increase was primarily a result of increases in the Company’s employee benefits and payroll taxes of $1.3 million, office, equipment and facilities rent and expenses of $0.6 million, travel and related expenses of $0.5 million, advertising and promotion costs of $0.5 million, insurance costs of $0.4 million, railcar lease costs of $0.3 million, professional fees of $0.2 million, and bad debt expense of $0.5 million.

Income Tax Expense. Our provision for income taxes for the nine-month period ended May 31, 2006 increased over 2005, due to higher income before income tax expense in the nine month period ended May 31, 2006. The effective tax rate was 37.9% in 2006 and 37.6% in 2005.

Operations by Segment

Nine months Ended May 31, 2006 Compared to Nine months Ended May 31, 2005.

The following table and discussion provides a summary of each segment’s revenues, costs and expenses, and income before taxes; and compares the operating results for the nine month period ending May 31, 2006 with the nine month period ended May 31, 2005 (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Nine Months Ended May 31, 2006
Revenues:
Commissions	$24,852	$24,921	$—	$—	$—	$(368)	$49,405
Service, consulting and brokerage fees	25,051	—	—	—	—	(453)	24,598
Clearing and transaction fees	—	25,230	—	—	—	—	25,230
Interest	6,087	7,234	425	2,652	160	(1,281)	15,277
Other	83	—	1,310	1,109	(19)	(3)	2,480
Sales of commodities	5,197	—	831,252	24,229	—	—	860,678

Total revenues	61,270	57,385	832,987	27,990	141	(2,105)	977,668

Costs and expenses:
Cost of commodities sold	5,113	—	819,673	24,103	—	(409)	848,480
Expenses (excluding interest expense)	40,339	48,651	11,467	1,760	5,101	(415)	106,903
Interest	87	251	2,758	2,229	291	(1,281)	4,335

Total costs and expenses	45,539	48,902	833,898	28,092	5,392	(2,105)	959,718

Income (loss) before minority interest and income taxes	15,731	8,483	(911)	(102)	(5,251)	—	17,950
Minority interest	—	—	(273)	(97)	—	—	(370)

Income (loss) before income taxes	$15,731	$8,483	$(638)	$(5)	$(5,251)	$—	$18,320

Grain bushels sold			180,609
Gross profits on grain sales			$11,579

May 31, 2005
Revenues:
Commissions	$20,606	$18,123	$—	$—	$—	$(396)	$38,333
Service, consulting and brokerage fees	13,719	—	—	—	—	(475)	13,244
Clearing and transaction fees	—	16,507	—	—	—	—	16,507
Interest	1,902	2,717	103	843	64	(360)	5,269
Other	244	921	1,958	1,594	3	—	4,720
Sales of commodities	24,872	—	982,440	21,564	—	—	1,028,876

Total revenues	61,343	38,268	984,501	24,001	67	(1,231)	1,106,949

Costs and expenses:
Cost of commodities sold	24,906	—	969,614	21,383	—	(468)	1,015,435
Expenses (excluding interest expense)	30,326	34,263	11,493	1,376	3,218	(403)	80,273
Interest	44	218	2,141	690	162	(360)	2,895

Total costs and expenses	55,276	34,481	983,248	23,449	3,380	(1,231)	1,098,603

Income (loss) before minority interest and income taxes	6,067	3,787	1,253	552	(3,313)	—	(8,346)
Minority interest	—	—	376	118	—	—	494

Income (loss) before income taxes	$6,067	$3,787	$877	$434	$(3,313)	$—	$7,852

Grain bushels sold			201,251
Gross profit on grain sales			$12,826

Commodity and Risk Management Services. Revenues decreased $0.1 million between the comparative periods, despite the company’s much lower fuel sales of $19.7 million, as the Company has moved away from handling physical fuels, and now periodically participates, as a principal, only in back-to-back ethanol purchases and sales. Although fuel sales declined $19.7 million from 2005, the margin on such fuel sales increased $0.1 million. Service, consulting and brokerage fees were up $11.3 million due to increased energy, ethanol, and grain risk management brokerage and additional customers on our fee based risk management program. Commission revenues increased $4.2 million as higher grain commodity prices and a larger fall 2005 grain crop resulted in increased volume in 2006 of 1.6 million contracts as compared to 1.2 million contracts in 2005. As a result of higher short-term interest rates and customer margin deposits, interest income increased $4.2 million in 2006.

Costs and expenses decreased $9.7 million between the comparative periods. As noted above, much lower fuel volume accounted for $19.8 million of such decreased costs and expenses, offset by a $7.3 million increase in employee compensation and broker commissions and related benefits, consistent with the volume related increased commission revenues and service, consulting, and brokerage fee revenues. Also consistent with higher commission revenue, pit brokerage and clearing fees increased $1.4 million and introducing broker commissions increased $1.1 million.

Clearing and Execution Services. Revenues increased $19.1 million between comparative periods. Commission revenues were up $6.8 million and transaction fees were $8.7 million higher on increased volume due primarily to energy commodities price volatility. Trade volume increased from 25.4 million contracts in 2005 to 32.9 million contracts in 2006. Interest income increased by $4.5 million as a result of higher short-term interest rates and increased customer margin deposits. Offsetting these increases was a reduction in other income, as the prior year period included $0.9 million from the close out of a customer shared profit agreement.

Costs and expenses increased $14.4 million between comparative periods. This increase was primarily due to volume-related clearing fees of $9.0 million, pit brokerage of $0.5 million, introducing broker commissions of $3.8 million, and related increased employee compensation of $0.8 million.

Grain Merchandising. Grain sales decreased $151.2 million, primarily as a result of a 10.3% decrease in the volume of grain bushels sold during the first nine months of fiscal 2006. Additionally, the lower volumes resulted in a decrease in gross profit on the sales of $1.2 million. Directly related to the decrease in the volume of bushels sold, the cost of grain sales decreased $149.9 million

Expenses, excluding the cost of commodities sold, were $14.2 million for the nine month period ended May 31, 2006 compared to $13.6 million for the nine month period ended May 31, 2005, an increase of $0.6 million. This increase was primarily due to a $0.6 million increase in interest costs, as a result of the increasing variable rates on the lines of credit.

Financial Services. Revenues totaled $28.0 million for the nine month period ended May 31, 2006 compared to $24.0 million for the nine month period ended May 31, 2005, an increase of $4.0 million. The increase is primarily the result of a $2.7 million increase in revenue from purchase and sales financing arrangements, the Company offers through FCStone Merchant Services, LLC, in energy and other commodities. Although this increase in revenue from financing arrangements was a significant amount when compared to total revenues, the cost of commodities sold also increased $2.7 million, resulting in a minimal effect on net income. Additionally, there was a $0.8 million decrease in revenues earned as a profit-share in financing arrangements. These decreases in revenues were offset by increased interest income of $1.8 million, resulting from increased activity in the grain inventory warehouse receipts program and higher short term interest rates.

Costs and expenses also increased between the comparative periods by $4.6 million, primarily as a result of the decrease in the cost of commodities sold discussed above. Offsetting the decrease in the cost of commodities sold, is the increase in interest expense of $1.5 million, resulting from additional borrowings related to the increased activity in the grain inventory warehouse receipts program and higher short term interest rates. Additionally, railcar lease costs have increased $0.3 million.

Corporate and Other. The Corporate and Other segment generated insignificant amounts of revenue, comprised of interest income for the nine month periods ended May 31, 2006 and 2005. Expenses were $5.4 million for the nine month period ended May 31, 2006 and $3.4 million for the comparable nine month period ended May 31, 2005, an increase of $2.0 million primarily a result of increased employee incentive plan accruals due to the higher net income and additional staff and related benefits.

Liquidity and Capital Resources

The following table presents a summary of unrestricted cash flows for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005.

	Nine months ended May 31,
	2006	2005
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$(1,118)	$26,111
Investing Activities	(24,515)	(6,824)
Financing Activities	45,097	3,252

Net Increase in cash and cash equivalents - unrestricted	$19,464	$22,539

Our principal sources of liquidity are primarily from internally generated funds from operations and from borrowings under various credit facilities. We expect that cash on hand, internally generated cash flow, and available credit from third-party financing agreements will provide sufficient funds for current operating and recurring cash needs (including working capital, capital expenditures and debt repayments) into the foreseeable future. We have approximately $404 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, we expect to be able to do so.

Cash and cash equivalents increased $19.5 million in the nine months ended May 31, 2006 and $22.5 million in the nine months ended May 31, 2005.

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

The Company used in its operations, cash of $1.1 million for the nine-month period ended May 31, 2006, as compared to generating cash of $26.1 million from operations for the nine-month period ended May 31, 2005, primarily due to the combined changes in the following:

•	Commodity accounts receivable/payable and marketable securities for customer segregated funds and other increased by $25.8 million during the nine-month period ended May 31, 2006, primarily due to increased customer margin deposits with the Company, as a result of the significant increase in our open position and higher margin requirements on grain commodities by the exchanges. Comparatively, commodity accounts receivable/payable and marketable securities for customer segregated funds and other increased by $3.6 million during the nine-month period ended May 31, 2005.

•	Accounts receivable and advances on grain increased by $59.2 million during the nine-month period ended May 31, 2006 primarily due to increases in receivables on our OTC transactions and receivables in our transactional commodity finance arrangements. Offsetting these increases was a reduction in the trade receivables of the grain merchandising segment. Comparatively, accounts receivable and advances on grain decreased by $10.3 million during the nine-month period ended May 31, 2005, also primarily due to a reduction in the trade receivables of the grain merchandising segment, offset by increases in receivables on our OTC transactions.

•	Inventories of grain, fertilizer, and fuel increased by $19.5 million during the nine-month period ended May 31, 2006. Inventories of grain, fertilizer, and fuel increased by $8.8 million during the nine-month period ended May 31, 2005. The variance is primarily due to the increase in grain bushels held in inventory. During the nine-month period ended May 31, 2006, grain inventory bushels increased by 2.4 million to 6.2 million bushels. During the nine-month period ended May 31, 2005, grain inventory bushels increased by 1.1 million to 4.0 million bushels. Additionally, fertilizer inventory increased by $1.0 million to $1.7 million during the nine-month period ended May 31, 2006, whereas fertilizer inventory was minimal in the prior comparative period. The Company held no fuel inventory at May 31, 2006, as it has moved towards offering traditional brokerage services, rather than serving as a principal in fuel sales, compared to fuel inventory of $1.2 million at May 31, 2005.

•	Accounts payable increased by $90.3 million during the nine-month period ended May 31, 2006, primarily due to increased customer deposits on OTC transactions, offset by a decrease in payables related to grain merchandising, primarily due to the timing of inventory purchases and related freight costs. Accounts payable increased by $25.6 million during the nine-month period ended May 31, 2005, primarily due to increased customer deposits on OTC transactions, as well as, the timing of payments for commodity purchases and freight costs within our grain merchandising and financial services segments.

Cash Flows from Investing Activities

The Company used in its investing activities, cash of $24.5 million and $6.8 million for the nine-month periods ended May 31, 2006 and 2005, respectively, primarily due to the issuance of notes receivable associated with the increased activity of the grain inventory financing program within the financial services segment. Additionally, the Company purchased $4.9 million and $0.9 million of exchange membership seats and stock during the nine-month periods ended May 31, 2006 and 2005, respectively. The Exchange membership seats and stock provide the Company with the right to do business on the various exchanges. The Company has moved towards owning its own exchange seats and stock, rather than relying on memberships from affiliated individuals.

Cash Flows from Financing Activities

The Company had cash provided by financing activities of $45.1 million for the nine-month period ended May 31, 2006 primarily due to drawing down on our lines of credit available within our grain merchandising and financing services segments and also including a $1.5 million increase in subordinated debt. These borrowing increases have been offset by dividend payments of $2.9 million for the nine months ended May 31, 2006. Comparatively, the Company had cash provided by financing activities of $3.3 million for the nine-month period ended May 31, 2005 primarily due to drawing down on our lines of credit available within our grain merchandising and financing services segments, offset by patronage payments.

The Company has substantial lines of credit available and annual cash flow from operations to support continued additional growth in each segment of our operations. See, “Financing Activities.” In addition, the Company generated $4.5 million in additional capital as a result of the initial sale of stock to the ESOP, which was consummated in August 2005. The Company’s subscription offering, which was commenced on April 15, 2005 and continued until June 29, 2005, raised an additional $1.7 million. These transactions have provided substantial capital expected to be used primarily to meet expected CFTC regulatory capital requirements as a result of our increased growth in the Commodity and Risk Management Services and the Clearing and Execution Services segments of our business. Such additional capital also enabled us to increase our lines of credit above previous levels.

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

In view of the subsidence incident, FGDI delayed placing the directly affected bin and two of the other new bins, which were of similar construction, into service. The fourth bin, which was constructed on a pre-existing foundation, has been in full service without known problem. Engineering investigations have been undertaken into the cause of the problem and proposals for alternative forms of remediation have been obtained. After considering available information, FGDI has proceeded with additional testing which involves partial use of the three affected bins. This testing is being conducted under controlled engineering conditions designed to limit the risk of another subsidence incident. Such testing has been successful to date yielding data that will be used to help confirm the causes of the problem.

Financing Activities. The Company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Amount Available		Amount Outstanding at May 31 2006
Deere Credit, Inc.	March 1, 2007	Margin Calls	$38.8		$—
Deere Credit, Inc.	March 1, 2007	Repurchase Agreements	96.0		27.4
Deere Credit, Inc.	December 1, 2006	Subordinated Debt for Regulatory Capital	7.0		6.0
Deere Credit, Inc.	October 1, 2006	General Corporate	8.2		8.2

Total Deere			150.0		41.6

CoBank, ACB	March 28, 2007	Grain Merchandising	68.0	*	26.6
CoBank, ACB	March 28, 2008	Grain Merchandising	8.0	*	—
CoBank, ACB	December 30, 2006	OTC & Fuel Operations	10.0		—
CoBank, ACB	December 30, 2007	OTC & Fuel Operations	10.0		—
CoBank, ACB	May 1, 2007	Repurchase Agreements	75.0		2.9

Total CoBank			163.0		29.5

Harris Bank	January 1, 2007	Margin Calls	30.0	**	—
AFG Trust Finance Limited	May 25, 2007	Grain Merchandising	20.0		4.1
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual payments to 2013	Mobile, Alabama facility additional storage	—		3.7
Fortis Capital Corp.	Demand	Financial Services operations	20.0		5.5
RZB Finance, LLC	Demand	Financial Services operations	8.0		—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		8.5
Subordinated Debt	December 31, 2006	Regulatory Capital	1.8		1.0
Long-term Note	December 31, 2012	NYMEX seat	0.5		0.2

*	Grain merchandising’s CoBank revolving credit line and term loan advances in the aggregate cannot exceed $68.0 million.
**	Effective June 30, 2006, the amount available to borrow from Harris Bank has been temporarily increased from $15.0 million to $30.0 million for a three month period.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants effective May 31, 2006 and expects to remain in compliance in the future. The grain merchandising segment amended its debt covenants to be in compliance, effective May 31, 2006.

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

Our Financial Services segment has a $96.0 million line of credit with Deere Credit, Inc and a $75.0 million line of credit with CoBank available to finance its grain inventory repurchasing program. This program’s demand tends to fluctuate, therefore, these lines of credit are utilized to a great extent.

Seasonality and Fluctuations in Operating Results

Historically, the Company has experienced seasonality in our operations with the first quarter typically being the strongest period as a result of the U.S. grain harvest. However, with the recent volatile commodities prices, our futures volumes have not seen a significant drop-off during the second and third quarters as in the past. Also, with global political factors and their effect on the commodities markets, we are seeing more frequent trading volume spikes throughout the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. The Company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at May 31, 2006:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	3,655	397	1,924	—
Purchase Contracts	28,810	8,767	13,119	276
Sale Contracts	(6,203)	(7,717)	(1,304)	(67)
Futures Long	—	1,581	1,550	—
Futures Short	(26,230)	(3,038)	(15,262)	(190)
Net Open Position	32	(10)	27	19

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value.

A hypothetical 10% increase (or decrease) in the market price of corn from the May 31, 2006 level of $2.51 per bushel would result in a gain (or loss) to future earnings of approximately $8,000.

A hypothetical 10% increase (or decrease) in the market price of soybeans from the May 31, 2006 level of $5.80 per bushel would result in a gain (or loss) to future earnings of approximately $(6,000).

A hypothetical 10% increase (or decrease) in the market price of wheat from the May 31, 2006 level of $3.94 per bushel would result in a gain (or loss) to future earnings of approximately $11,000.

A hypothetical 10% increase (or decrease) in the market price of oats and barley from the May 31, 2006 level of $1.82 per bushel would result in a gain (or loss) to future earnings of approximately $3,000.

Interest Rate Risk

The Company manages interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at May 31, 2006 has a variable interest rate, and except for the industrial revenue development bonds associated with the Mobile facility, practically all of our borrowing is on a short-term basis.

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

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $3.7 million is not material to the financial statements. We believe the risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

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

Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended May 31, 2006 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Institution of internal controls in compliance with Section 404 of Sarbanes-Oxley. As a result of the restructuring described above, the Company will be subject to Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder. We are currently in the process of instituting an internal controls program that will meet the requirements of Section 404 and the applicable regulations. Our CEO and CFO currently believe that the internal controls program will be implemented by the SEC’s extended compliance deadline, which will require the Company to meet the requirements of Section 404 by the end of its 2008 fiscal year. We believe, however, that any deficiencies uncovered by our 404 compliance process will not affect the accuracy of our financial statements included in this report.

Part II. Other Information

Item 1. Legal Proceedings

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167, respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which are being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant, including interest and arbitration costs, of approximately $275,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has made an accrual related to this claim. On January 25, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. FGDI intends to defend the appeal and seek an order that the award be upheld in its entirety, except that each party should be ordered to bear its own legal costs.

In September 2004, Nantong Baogang Oils and Fats Development Co Ltd (Nantong Baogang) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds, and Fats Association Ltd. of Hong Kong (FOSFA) requiring FGDI to return a refundable deposit of $603,741, which was paid by Nantong Baogang, plus interest and costs. FGDI does not dispute that Nantong Baogang is entitled to refund of the deposit, rather that the deposit be subject to FGDI’s right to set off against sums payable by Nantong Baogang to FGDI under a second arbitration. FGDI filed a claim in arbitration under the arbitration facility established by the FOSFA seeking to recover demurrage of $480,783 plus interest and costs. FGDI subsequently tendered to Nantong Baogang the net balance. On February 28, 2006, the first arbitration panel issued an award, ordering FGDI to repay the deposits plus an amount for interest and legal costs. On May 8, 2006, FGDI filed a notice of appeal against the award, and asked the appeal board to set aside the award pending the second arbitration panel’s decision on the demurrage claim filed by FGDI, that as of June 27, 2006 had been drafted and is expected to be available shortly. FGDI expects that the two claims will substantially offset each other, and that the resolution of these matters will not have a material effect on FGDI and its financial condition.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI has submitted a statement of defense and counterclaim. Xiamen has subsequently rescinded its original claim, and FGDI expects to receive a modified claim, but has not at this time. FGDI intends to vigorously defend this claim.

On April 19, 2006, the Company was informed that a grain merchandising customer located in Montgomery, Alabama, with whom we have outstanding receivables of approximately $1.1 million, filed Chapter 11 bankruptcy on April 18, 2006. The Company is reviewing its legal alternatives and position in the bankruptcy proceedings. During the current three-month period ended May 31, 2006, the Company has charged $1.1 million to bad debt expense related to this customer.

On May 23, 2006, a former customer, Watseka Farmers Grain Cooperative Company, filed an action in the United States District Court, Central District of Illinois seeking actual damages, interest, punitive damages and general relief relating to losses on allegedly improper speculative trades ordered by the former general manager of the customer in a commodity futures account at FCStone, LLC. The customer was placed under supervision by Illinois state authorities in May 2004, after examination revealed deficiencies in its financial reporting and condition, and its assets were subsequently sold. The Company intends to vigorously defend this claim.

Management is currently unable to predict the outcome of these claims and, with the exception of the claim in which an arbitration panel has rendered a decision, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, with the exception of the amount recorded as a result of the arbitration panel’s decision and the accounts receivable charged to bad debt expense, no amounts have been accrued in the financial statements. The Company intends to vigorously defend these claims and will continue to monitor the results of arbitration and assess the need for future accruals.

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

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 31, 2006, between CoBANK, ACB and FGDI, LLC.

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

July 17, 2006	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

July 17, 2006	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer