Form 10-Q
period 2006-11-30
FCStone Group, Inc.
filed 2007-01-16
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51099

FCStone Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2829 Westown Parkway, Suite 100

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

There is currently no public market for the registrant’s securities. As of November 30, 2006, the registrant had 4,845,736 shares of common stock outstanding.

2.

Part I. Financial Information

Item 1. Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	August 31, 2006	November 30, 2006
		(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$59,726	$41,479
Restricted	4,010	4,052
Segregated	14,221	15,696
Commodity deposits and accounts receivable:
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	604,536	729,952
Proprietary commodity accounts	20,133	24,006
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	29,166	81,354

Total commodity deposits and accounts receivable	653,835	835,312

Marketable securities, at fair value – customer segregated and other	149,609	116,336
Trade accounts receivable and advances on grain	42,176	63,725
Open contracts receivable	37,424	152,727
Counterparty deposits and accounts receivable	23,607	42,968
Notes receivable	14,971	89,990
Inventories – grain and fertilizer (note 2)	26,628	37,528
Exchange memberships and stock, at cost	6,587	7,937
Furniture, equipment and improvements, net	7,386	7,633
Deferred income taxes	4,697	4,522
Investments in affiliates and other organizations	5,537	5,429
Other assets	6,793	30,217

Total assets	$1,057,207	$1,455,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$6,436	$6,978
Commodity and customer regulated accounts payable	726,920	879,412
Trade accounts payable and advances	128,349	151,315
Open contracts payable	41,301	115,041
Accrued expenses	26,876	26,108
Dividends payable (note 9)	—	6,057
Notes payable (note 3)	48,169	190,028
Subordinated debt	7,000	8,000
Obligations under capital leases	3,575	3,438

Total liabilities	988,626	1,386,377

Minority interest	3,607	3,943
Redeemable common stock held by Employee Stock Ownership Plan (ESOP) (note 6)	6,079	6,079

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 at August 31, 2006 and November 30, 2006, respectively; issued and outstanding 4,845,736 shares at August 31, 2006 and November 30, 2006, respectively	21,747	21,747
Additional paid-in capital	120	120
Accumulated other comprehensive loss	(1,955)	(1,955)
Retained earnings	45,062	45,319

	64,974	65,231
Less maximum cash obligation related to ESOP shares (note 6)	(6,079)	(6,079)

Total stockholders’ equity	58,895	59,152

Commitments and contingencies (note 8)

Total liabilities and stockholders’ equity	$1,057,207	$1,455,551

See notes to unaudited consolidated financial statements.

3.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)

	Three Months Ended November 30,
	2005	2006
Revenues:
Commissions and clearing fees	$23,057	$32,903
Service, consulting and brokerage fees	6,984	9,095
Interest	4,272	8,398
Other	480	492
Sales of commodities	315,216	448,788

Total revenues	350,009	499,676

Costs and expenses:
Cost of commodities sold	310,703	442,328
Employee compensation and broker commissions	9,666	11,791
Pit brokerage and clearing fees	10,132	14,864
Introducing broker commissions	4,426	7,369
Employee benefits and payroll taxes	2,201	2,647
Interest	1,168	2,239
Depreciation	392	436
Bad debt expense	255	1,420
Other expenses	5,695	6,132

Total costs and expenses	344,638	489,226

Income before income tax expense and minority interest	5,371	10,450
Minority interest	(52)	336

Income after minority interest and before income tax expense	5,423	10,114
Income tax expense	2,040	3,800

Net income	$3,383	$6,314

Basic and diluted shares outstanding	4,828	4,846

Basic and diluted earnings per share	$0.70	$1.30

See notes to unaudited consolidated financial statements.

4.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended November 30,
	2005	2006
Cash flows from operating activities:
Net income	$3,383	$6,314
Depreciation	392	436
Amortization of discount on note receivable	—	(14)
Equity in earnings of affiliates, net of distributions	9	108
Minority interest, net of distributions	(52)	336
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	12,579	2,813
Change in open contracts receivable/payable, net	(8,616)	(41,563)
Decrease (increase) in trade accounts receivable and advances on grain	13,952	(21,549)
Decrease (increase) in counterparty deposits and accounts receivable	20,502	(19,361)
Increase in inventory – grain and fuel	(13,582)	(10,900)
Increase in other assets	(653)	(23,249)
(Decrease) increase in trade accounts payable and advances	(7,021)	22,966
Increase (decrease) in accrued expenses	1,593	(768)

Net cash used in operating activities	(5,418)	(84,431)

Cash flows from investing activities:
Purchase of furniture, equipment, software and improvements	(297)	(683)
Issuance of notes receivable, net	(22,092)	(75,005)
Purchase of exchange memberships and stock	—	(1,350)

Net cash used in investing activities	(22,389)	(77,038)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	197	542
Proceeds from note payable, net	36,313	141,859
Payments under capital lease	(138)	(137)
Proceeds from subordinated debt	—	1,000
Payments on subordinated debt	(2,000)	—
Monies deposited in escrow	—	(42)

Net cash provided by financing activities	34,372	143,222

Net increase (decrease) in cash and cash equivalents – unrestricted	6,565	(18,247)
Cash and cash equivalents – unrestricted – beginning of period	25,045	59,726

Cash and cash equivalents – unrestricted – end of period	$31,610	$41,479

Supplemental disclosures of cash flow information:
Interest paid	$847	$1,550
Income taxes paid	—	1,344

See notes to unaudited consolidated financial statements.

5.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (US GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the Company’s fiscal year ended August 31, 2006, as filed with the Securities and Exchange Commission on November 29, 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPEN CONTRACTS RECEIVABLE/PAYABLE

FCStone Trading, LLC brokers over-the-counter option and commodity swap contracts between customers and external counterparties. The contracts are arranged on an offsetting basis such that the Company limits its risk to performance of the two parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to the Company’s role as a principal participating in both sides of these contracts, the amounts are presented gross on the balance sheet. Outstanding options and swaps have been netted at the customer/counterparty level for purposes of this presentation.

FGDI uses futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts. Futures and options contracts, forward cash purchase contracts, and forward cash sales contracts of merchandisable agricultural commodities are valued at market price. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts and futures contracts are recognized in earnings immediately in cost of goods sold. Unrealized gains and losses on forward cash purchase contracts, forward cash sales contracts, and futures contracts represent the fair value of such instruments and are classified on the statement of financial condition as open contracts.

COUNTERPARTY DEPOSITS AND ACCOUNTS RECEIVABLE

FCStone Trading, LLC receives margin deposits from customers from OTC trades and makes margin deposits to various counterparties for open contracts. It is the Company’s policy to provide for potential losses related to margin accounts in deficit based on its knowledge of the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible through reviewing the historical aging of its margin deficits and by monitoring the financial strength of its customers.

6.

OTHER ASSETS

Other assets at November 30, 2006 include $25.0 million of customer deliveries taken on the Chicago Board of Trade. The Company financed these grain deliveries, for a short period, for the benefit of our customers, secured by the warehouse receipt on such grain. There were no grain deliveries financed at November 30, 2005.

NEW ACCOUNTING PRINCIPLES

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification of, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning September 1, 2007. We are still evaluating the impact of this Interpretation on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 158) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. The Company has not yet determined the impact that the implementation of SFAS No. 157 will have on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

7.

2. INVENTORIES

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. Realized and unrealized gains and losses on futures contracts are credited or charged to current cost of sales.

Fertilizer inventory is recorded at the lower of cost or market using the first-in, first-out method.

A summary of inventories as of August 31, 2006 and November 30, 2006 are as follows:

	August 31, 2006	November 30, 2006
Grain	$25,539,782	$36,521,333
Fertilizer	1,087,799	1,006,214

	$26,627,581	$37,527,547

3. NOTES PAYABLE

Notes payable outstanding at August 31, 2006 and November 30, 2006 consisted of the following:

	Renewal / Expiration Date	Amount Available (in millions)		Amount Outstanding at
				August 31, 2006	November 30, 2006
Margin Call Facilities:
Deere Credit, Inc.	March 1, 2007	$36.7	(3)	—	—
Harris, N.A.	January 31, 2007	35.0		—	—
CoBank, ACB	December 31, 2007	20.0		—	—
Commodity Merchandising Facilities:
CoBank, ACB	December 31, 2007	88.0	(1)	20,992,636	58,460,824
AFG Trust Finance Limited	September 18, 2007	8.0		4,057,937	4,150,344
Commodity Financing Facilities:
Deere Credit, Inc.	March 1, 2007	96.0		7,100,000	55,306,000
CoBank, ACB	May 1, 2007	75.0		3,405,000	27,074,000
Fortis Capital Corp.	Demand	20.0		1,116,000	6,620,800
RZB Finance, LLC	Demand	8.0		1,068,000	7,982,550
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	—
Standard Chartered Bank, New York	Demand	20.0		—	18,045,045
Other borrowings:
Deere Credit, Inc.	October 1, 2009	13.3	(2)	10,250,000	12,250,000
Long-term note	December 31, 2012	0.1		179,452	138,444

Total				$48,169,025	$190,028,007

8.

(1)	On November 30, 2006, FGDI entered into a Second Amendment to Revolving Credit, Term Loan and Security Agreement and Related Documents (the “Second Amendment) with CoBANK ACB, to its original credit agreement with CoBANK, dated May 28, 2006. The primary effect of the Second Amendment, which was effective as of November 27, 2006, was to increase the maximum amount that can be outstanding under the credit agreement from $68 million to $88 million in the event the Company provides an additional $2 million in equity or subordinated debt to FDGI. The aggregate amount of advances from the revolving credit line and the term loan cannot exceed $88.0 million. The Second Amendment also increased the interest rates payable under the credit agreement by 0.25% during the period that the maximum available amount is $88 million. On November 27, 2006, the Company provided an additional $2 million of subordinated debt to FGDI, which has been eliminated in the consolidation of the financial statements.
(2)	On December 21, 2006, the Company’s agreement with Deere Credit, related to the general corporate unsecured line of credit, was amended, increasing the available amount to $15,250,000.
(3)	On January 16, 2007, FCStone, LLC’s agreement with Deere Credit, related to the margin call line of credit, was amended, increasing the available amount to $51,750,000.

4. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Effective April 1, 2006, such plan was closed to new employees hired subsequent to the April 1, 2006 date. Additionally, the Company has a nonqualified noncontributory retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three month periods ended November 30, 2005 and 2006 for the defined benefit plans consists of the following components:

	Three Months Ended November 30,
	2005	2006
Service cost	$510,882	$480,549
Interest cost	328,755	400,713
Less expected return on plan assets	306,231	385,274
Net amortization and deferral	229,776	142,219

Net periodic pension expense	$763,182	$638,206

5. EARNINGS PER SHARE

Earnings per share has been presented in the accompanying Consolidated Statement of Operations. Basic earnings per share excludes dilution and is computed by dividing the applicable net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share.

For the three month periods ended November 30, 2005 and 2006, antidilutive options excluded from the diluted earnings per share calculation totaled -0- options and 400,000 options (with a weighted average exercise price of $24.76 per share), respectively. As the Company’s common stock is not traded on a public exchange, there has been no change between the fair value of the options at the grant date that would give rise to a dilutive effect. In the three month periods ended November 30, 2005 and 2006, no options were granted, exercised or forfeited.

6. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) in order to provide employee incentives and an additional capital infusion to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. The ESOP operates on a plan year which corresponds to the calendar year. The Company and the ESOP obtain an annual valuation, measured as of the end of each calendar year, in connection with the administration of the ESOP. For plan years beginning after December 31, 2005, the Company makes matching contributions to the ESOP in an amount equal to 50% of each

9.

participant’s eligible elective deferral contribution to the 401(k) Plan. Dividends received with respect to shares of Company stock allocated to participants’ accounts in the ESOP are credited to such participants’ accounts annually on the basis of the number of shares of Company stock allocated to each such participant’s account. All shares held by the ESOP are treated as outstanding in computing earnings per share. In the event a terminated plan participant, whether by death, disability, retirement or other termination, desires to sell his or her shares of Company stock, the Company may be required to purchase the shares from the participant at their appraised value at that time. To the extent that shares of common stock held by the ESOP are not readily marketable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as temporary equity.

As of August 31, 2006 and November 30, 2006, the shares held by the ESOP, the ESOP appraisal value per share and the maximum cash obligation were as follows:

	August 31, 2006	November 30, 2006
Shares held by the ESOP	466,149	466,149
ESOP appraisal value per share (as of December 31, 2005)	$13.04	$13.04
Maximum cash obligation	$6,078,583	$6,078,583

7. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through over-the-counter markets. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer in the United States and international markets. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance.

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended November 30, 2005 and 2006, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
			(in thousands)
Three Months Ended November 30, 2005
Total Revenues	$19,837	$17,250	$308,960	$4,551	$37	$(626)	$350,009
Interest Revenue	1,667	2,225	21	665	37	(343)	4,272
Interest Expense	17	81	777	563	73	(343)	1,168
Income (loss) before minority interest and income taxes	4,422	2,380	(2)	(104)	(1,325)	—	5,371
Total Assets	247,266	449,990	98,356	60,199	8,958	(42,626)	822,143

Three Months Ended November 30, 2006
Total Revenues	$28,378	$24,021	$439,868	$8,067	$95	$(753)	$499,676
Interest Revenue	3,646	3,831	35	1,187	124	(425)	8,398
Interest Expense	129	138	1,206	976	215	(425)	2,239
Income (loss) before minority interest and income taxes	7,564	3,609	1,120	28	(1,871)	—	10,450
Total Assets	559,053	671,742	164,455	122,336	17,265	(79,300)	1,455,551

10.

8. CONTINGENCIES

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

On May 23, 2006, a former customer, Watseka Farmers Grain Cooperative Company, filed an action in the United States District Court, Central District of Illinois seeking actual damages in excess of $4 million, interest, punitive damages, treble damages, attorneys fees and other further relief as the court may deem just and proper relating to losses on allegedly improper speculative trades ordered by the former general manager of the customer in a commodity futures account at FCStone, LLC. The customer was placed under supervision by Illinois state authorities in May 2004, after examination revealed deficiencies in its financial reporting and condition, and its assets were subsequently sold. We intend to vigorously defend this claim and we believe we have meritorious defenses.

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

11.

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

9. SUBSEQUENT EVENTS

On December 20, 2006, the Company paid dividends aggregating approximately $6.1 million to shareholders of record as of November 9, 2006. The dividend of $1.25 per share was declared by the Company’s board of directors on November 9, 2006, and recorded as a liability in the consolidated statement of financial condition at November 30, 2006.

On January 16, 2007, FCStone, LLC’s agreement with Deere Credit, related to the margin call unsecured line of credit, was amended, increasing the available amount by $15,000,000 making a total loan commitment of $51,750,000, with all other terms of the agreement remaining the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. In fiscal 2006, we served more than 7,500 customers and transacted more than 47.6 million contracts in the exchange-traded and OTC markets. As a natural complement to our commodity risk management consulting and execution services, we also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

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

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. While the revenues of our Grain Merchandising segment represent a large proportion of our total revenue, that segment is characterized by low operating profit margins. As a result, it is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below, especially the information regarding “Revenues,

12.

Net of Cost of Commodities Sold”. The following table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three month periods ended November 30, 2005 and 2006.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Commodity and Risk Management Services	$4,422	$7,564
Clearing and Execution Services	2,380	3,609
Financial Services	(104)	28
Grain Merchandising	(2)	1,120
Corporate and Other	(1,325)	(1,871)

Income before minority interest and income tax expense	$5,371	$10,450

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

13.

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

Commissions and clearing fees. Commissions and clearing fees represent revenues generated from exchange-traded transactions that we execute or clear in our C&RM and Clearing and Execution Services segments. Commissions and clearing fee revenue is a product of the number of transactions we process for our customers and the rate charged on those transactions. The rate that we charge our customers varies by type of customer, type of transaction and a customer’s volume of trading activity. The following table shows commissions and clearing fees and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the three-month periods ended November 30, 2005 and 2006.

	Three Months Ended November 30,
	2005	2006
Commissions and clearing fees (in thousands)	$23,057	$32,903
Exchange contract volume (in millions)	11.0	13.4

Commissions and clearing fees growth was primarily related to a large Fall 2006 price rally in the grain markets and continued volatility in the energy markets.

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to IRMP customers for customized risk management consulting services. Brokerage fees are generated from OTC derivative trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. Consulting fees are primarily fees we charge for providing various other risk management-

14.

related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. The following table sets forth our service, consulting and brokerage fees and OTC contract volume for the three-month periods ended November 30, 2005 and 2006.

	Three Months Ended November 30,
	2005	2006
	($ in thousands)
Service, consulting and brokerage fees	$6,984	$9,095
OTC contract volume	39,528	125,405

Service, consulting and brokerage fees growth was primarily due to increased OTC contract volume from our renewable fuels customers and our Latin America/Brazilian customers.

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment. Interest revenue is primarily driven by the level of customer segregated assets deposited with us and the level of short-term interest rates. The level of customer segregated assets deposited with us is directly related to transaction volume and open contract interest of our customers. The following table sets forth interest income, customer segregated assets and average 90-day Treasury bill rates for the three-month periods ended November 30, 2005 and 2006.

	Three Months Ended November 30,
	2005	2006
	($ in thousands)
Interest income	$4,272	$8,398
Customer segregated assets, end of period	$570,959	$860,372
90-day Treasury bill average rates for period	3.79%	4.99%

The interest increase is primarily the result of higher short-term interest rates, an increase in investable customer segregated assets, and increased activity in the grain inventory financing program.

Other revenues. Other revenues represents revenue generated from ocean vessel dockage and related income in our Grain Merchandising segment, profit-share arrangements in our Financial Services segment and income from equity investments. Additionally, we have historically included income received from non-recurring items such as litigation settlements, gains on the sale of exchange membership stock or exchange seats and other non-recurring items which can vary significantly. The following table sets forth other revenues for the three-month periods ended November 30, 2005 and 2006.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Other revenues	$480	$492

Sales of commodities. Sales of commodities represents revenue generated from the sale of grain in the Grain Merchandising segment, the sale of fuel in the C&RM segment and the sale of various commodities in the Financial Services segment. The price of grain is volatile and is affected by various factors, including changes in the weather, economy and other factors affecting the supply and demand for grain. Although commodity sales generate a significant amount of our revenue, for management purposes we focus on the margin (gross profit) from commodity sales. The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The margin on commodity sales also provides a more meaningful comparison from period to period. The following table sets forth sales of commodities, commodities gross profit, grain bushels sold and fuel gallons sold for the three-month periods ended November 30, 2005 and 2006.

15.

	Three Months Ended November 30,
	2005	2006
	($ in thousands)
Sales of commodities	$315,216	$448,788
Commodities gross profit	$4,513	$6,460
Grain bushels sold (millions)	66.6	78.5
Fuel gallons sold (millions)	1.3	0.8

The sales volume of commodities underlying revenue from sales of commodities varied by the type of commodity. Grain volume sales over this period increased due to strong domestic and international demand and higher commodity prices. Fuel sales in our C&RM business declined as we shifted our focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions. We decided to exit the physical fuels business as the margins were inadequate.

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

Employee compensation and commissions. Employee compensation and commissions consists of salaries, incentive compensation and commissions and is one of our primary operating expenses. We classify employees as either risk management consultants or salaried and support personnel, which includes our executive officers. The most significant component of our compensation expense is the employment of our risk management consultants, who are compensated with commissions based on the revenues that their customers generate. Accordingly, our commission expense component is variable and is dependent on our commissions revenue and service, consulting and brokerage fee revenue.

Pit brokerage and clearing fees. Pit brokerage and clearing fees relate directly to expenses for exchange-traded futures and options clearing and settlement services, including fees we pay to the exchanges and the floor pit brokers. These fees are variable and fluctuate based on transaction volume.

Introducing broker commissions. Introducing broker commissions are commissions that we pay to non-employee third parties that have introduced customers to us. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures and options orders from those customers. We directly provide all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions we pay an introducing broker varies based on a variety of factors, including on the trading volume of the customers introduced to our company. This expense is variable and is directly related to the overall volume of trades by those customers.

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

16.

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

Non-GAAP Financial Measures

The body of U.S. generally accepted accounting principles is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted under applicable GAAP guidance. In this report on Form 10-Q, we disclose revenues, net of cost of commodities sold, which is a non-GAAP financial measure. Revenues, net of cost of commodities sold, is not a substitute for the GAAP measure of total revenues.

Revenues, Net of Cost of Commodities Sold

Revenues, net of cost of commodities sold, consists of total revenues presented as determined in accordance with GAAP, less the cost of commodities sold. Revenues, net of cost of commodities sold, is a non-GAAP financial measure that is used in this report on Form 10-Q because our management considers it an important supplemental measure of our performance. Management believes revenues, net of cost of commodities sold, is a more relevant measure of both our revenue growth and our economic interest in these commodities transactions because it removes the effect of commodity price driven changes in revenue and cost of commodities sold, which may not have a meaningful effect on net income. In managing our business, management has historically focused on revenues derived from sales of commodities, net of cost of commodities sold. This financial measure is meaningful in managing our business as profit is driven more by the margin on commodities sold rather than the price of the commodities and analyzing consolidated costs and expenses as a percentage of total revenue is not meaningful because total revenues related to commodity sales is a disproportionately large number compared to margin. Measuring expense as a percentage of revenues, net of cost of commodities sold, provides a clearer understanding of the trends in costs and expenses and expense management.

17.

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Revenues:
Commissions and clearing fees	$23,057	$32,903
Service, consulting and brokerage fees	6,984	9,095
Interest	4,272	8,398
Other	480	492
Sales of commodities	315,216	448,788

Total revenues	350,009	499,676
Less: Cost of commodities sold	310,703	442,328

Revenues, net of cost of commodities sold	$39,306	$57,348

Results of Operations

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005

Executive Summary

Net income increased $2.9 million, or 85.3%, from $3.4 million in the three months ended November 30, 2005, to $6.3 million in the three months ended November 30, 2006. This increase was primarily driven by higher exchange-traded and OTC contract trading volumes from new and existing customers, higher interest rates and larger interest-earning segregated customer balances. During the period, exchange-traded contract volume increased by 2.4 million contracts, or 21.8%, from 11.0 million in the three months ended November 30, 2005, to 13.4 million in the three months ended November 30, 2006. The exchange-traded contract volume and related commission revenue increases in the C&RM segment were driven by a significant Fall 2006 commodity price rally in the grain markets. In the Clearing and Execution Services segment, these contract volume and commission increases were driven primarily by continued volatility in the energy, metals and soft (coffee, sugar and cocoa) commodities. OTC contract trading volume also increased by 85,000 contracts, or 212.5%, from 40,000 in the three months ended November 30, 2005, to 125,000 in the three months ended November 30, 2006. The growth in OTC contract trading volume was primarily due to growth in our renewable fuels and Latin America\Brazilian businesses. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the three months ended November 30, 2006. The following chart provides revenues, costs and expenses, and net income for the period comparison.

18.

	Three Months Ended November 30, 2005		Three Months Ended November 30, 2006		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$315,216	N/A	$448,788	N/A	$133,572	42.4%
Cost of commodities sold	310,703	N/A	442,328	N/A	131,625	42.4%

Gross profit on commodities sold	4,513	11.5%	6,460	11.2%	1,947	43.1%
Commissions and clearing fees	23,057	58.6%	32,903	57.4%	9,846	42.7%
Service, consulting and brokerage fees	6,984	17.8%	9,095	15.9%	2,111	30.2%
Interest	4,272	10.9%	8,398	14.6%	4,126	96.6%
Other	480	1.2%	492	0.9%	12	2.5%

Revenue, net of cost of commodities sold (1)	39,306	100.0%	57,348	100.0%	18,042	45.9%

Costs and expenses
Employee compensation and broker commissions	9,666	24.6%	11,791	20.6%	2,125	22.0%
Pit brokerage and clearing fees	10,132	25.8%	14,864	25.9%	4,732	46.7%
Introducing broker commissions	4,426	11.2%	7,369	12.8%	2,943	66.5%
Employee benefits and payroll taxes	2,201	5.6%	2,647	4.6%	446	20.3%
Interest expense	1,168	3.0%	2,239	3.9%	1,071	91.7%
Depreciation and amortization	392	1.0%	436	0.8%	44	11.2%
Bad debt expense	255	0.6%	1,420	2.5%	1,165	N/M
Other expenses	5,695	14.5%	6,132	10.7%	437	7.7%

Total costs and expenses (excluding cost of commodities sold)	33,935	86.3%	46,898	81.8%	12,963	38.2%

Income before income tax expense and minority interest	5,371	13.7%	10,450	18.2%	5,079	94.6%
Minority interest	(52)	(0.1)%	336	0.6%	388	N/M
Income tax expense	2,040	5.2%	3,800	6.6%	1,760	86.3%

Net income	$3,383	8.6%	$6,314	11.0%	$2,931	86.6%

(1)	Revenues, net of cost of commodities sold, consist of total revenues presented with the sales of commodities net of cost of commodities sold. See “Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Change in account balance is greater than 100% and the actual percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $18.0 million, or 45.9%, from $39.3 million in the three months ended November 30, 2005, to $57.3 million in the three months ended November 30, 2006.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities increased by $133.6 million, or 42.4%, from $315.2 million in the three months ended November 30, 2005, to $448.8 million in the three months ended November 30, 2006. Cost of commodities sold increased $131.6 million, or 42.4%, from $310.7 million in the three months ended November 30, 2005, to $442.3 million in the three months ended November 30, 2006. The increase in sales and cost of commodities sold was due to an increase in grain bushels handled and increased grain

19.

prices, which accounted for $130.9 million and $129.0 million of the increase in sales and cost of commodities sold. Grain bushels handled increased by 11.9 million, or 17.9%, from 66.6 million in the three months ended November 30, 2005, to 78.5 million in the three months ended November 30, 2006. The increase in bushels handled was primarily due to the large 2006 crop yield and strong demand for corn, soybeans and wheat both domestically and internationally. As a result of such volume, the gross profit on commodities sold increased $2.0 million, or 43.1%, from $4.5 million in the three months ended November 30, 2005, to $6.5 million in the three months ended November 30, 2006.

Commissions and Clearing Fees. Commissions and clearing fees increased $9.8 million, or 42.7%, from $23.1 million in the three months ended November 30, 2005, to $32.9 million in the three months ended November 30, 2006. The increase was due to higher trading volume, especially in the C&RM segment, where we earn higher commission rates. Overall exchange-traded total volume increased by 2.4 million, or 21.8%, from 11.0 million contracts in the three months ended November 30, 2005, to 13.4 million contracts in the three months ended November 30, 2006. This increase was primarily related to a large Fall 2006 price rally in the grain markets and continued volatility in the energy markets.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $2.1 million, or 30.2%, from $7.0 million in the three months ended November 30, 2005, to $9.1 million in the three months ended November 30, 2006. The revenue increase resulted primarily from an increase in OTC contract volume from our renewable fuels customers and Latin America\Brazilian customers. OTC contract volume increased 85,000, or 212.5%, from 40,000 contracts in the three months ended November 30, 2005, to 125,000 contracts in the three months ended November 30, 2006.

Interest Income. Interest income increased $4.1 million, or 96.6%, from $4.3 million in the three months ended November 30, 2005, to $8.4 million in the three months ended November 30, 2006. The increase was primarily due to higher short-term interest rates, additional customer segregated funds and increased activity in the grain inventory financing program.

Other Revenues. Other revenues increased by $12,000, or 2.5%, from $480,000 in the three months ended November 30, 2005, to $492,000 in the three months ended November 30, 2006, and are primarily comprised of railcar sublease income and truck brokerage income.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $2.1 million, or 22.0%, from $9.7 million in the three months ended November 30, 2005, to $11.8 million in the three months ended November 30, 2006. The expense increase was primarily a result of volume-related increased broker commissions driven by higher revenues in the C&RM segment, and to a lesser extent additional personnel.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $4.8 million, or 46.7% from $10.1 million in the three months ended November 30, 2005, to $14.9 million in the three months ended November 30, 2006. This increase was entirely related to increased volumes of exchange-traded and cleared contracts.

Introducing Broker Commissions. Introducing broker commissions increased $3.0 million, or 66.5%, from $4.4 million in the three months ended November 30, 2005, to $7.4 million in the three months ended November 30, 2006. The increase was primarily due to higher contract trading volumes from customers introduced by our introducing brokers in the Clearing and Execution Services segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.4 million, or 20.3%, from $2.2 million in the three months ended November 30, 2005, to $2.6 million in the three months ended November 30, 2006. This increase was primarily related to the higher payroll taxes from increased employee compensation and broker commissions.

Interest. Interest expense increased $1.0 million, or 91.7%, from $1.2 million in the three months ended November 30, 2005, to $2.2 million in the three months ended November 30, 2006. This increase was due primarily to higher short-term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

20.

Depreciation and Amortization. Depreciation and amortization increased $44,000, or 11.2%, from $392,000 in the three months ended November 30, 2005, to $436,000 in the three months ended November 30, 2006, which was due to our increase in capital expenditures.

Bad Debt Expense. Bad debt expense increased $1.1 million, from $0.3 million in the three months ended November 30, 2005, to $1.4 million in the three months ended November 30, 2006. This increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million.

Other Expenses. Other expenses increased $0.4 million, or 7.7% from $5.7 million in the three months ended November 30, 2005, to $6.1 million in the three months ended November 30, 2006. This additional expense was due to increases in other expenses, including increases in professional fees and rent in support of the business.

Income Tax Expense. Our provision for income taxes increased $1.8 million, or 86.3%, from $2.0 million in the three months ended November 30, 2005, to $3.8 million in the three months ended November 30, 2006. The increase was due to higher profitability, as our effective income tax rate remained constant at 37.6% in the three months ended November 30, 2005 and 2006, respectively.

Operations by Segment

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005.

Our reportable operating segments consist of C&RM, Clearing and Execution Services, Financial Services and Grain Merchandising. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Revenues, expenses and equity earnings from equity affiliates that are not easily identified with one of our four operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interests and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the Consolidated Statements of Operations is included in Note 7.

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally prepare financial information to assist in making internal operating decisions. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the three months ended November 30, 2006, this segment represented approximately 61% of our consolidated income

21.

before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Sales of commodities	$2,844	$2,542
Cost of commodities sold	2,768	2,460

Gross profit on commodities sold	76	82
Commissions and clearing fees	8,168	12,918
Service, consulting and brokerage fees	7,131	9,217
Interest	1,667	3,646
Other	27	55

Revenues, net of cost of commodities sold	17,069	25,918

Costs and expenses:
Expenses (excluding interest expense)	12,630	18,225
Interest expense	17	129

Total costs and expenses (excluding cost of commodities sold)	12,647	18,354

Segment income before minority interest and income taxes	$4,422	$7,564

Sales of commodities decreased $0.3 million, or 10.7%, from $2.8 million in the three months ended November 30, 2005, to $2.5 million in the three months ended November 30, 2006. The cost of commodities sold decreased $0.3 million, or 10.7%, from $2.8 million in the three months ended November 30, 2005, to $2.5 million in the three months ended November 30 2006. The decrease in sales of commodities and cost of commodities sold was due to a decrease in the volume sold, as we shifted our focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions.

Commissions and clearing fee revenues increased $4.7 million, or 57.3%, from $8.2 million in the three months ended November 30, 2005, to $12.9 million in the three months ended November 30, 2006. This increase in commissions and clearing fees was primarily due to a significant Fall 2006 grain market price rally, which resulted in a 0.3 million contract, or 60.0%, increase in trading volume for exchange-traded contracts, from 0.5 million contracts in the three months ended November 30, 2005, to 0.8 million contracts in the three months ended November 30, 2006. Offsetting this increase in trading volume was a slight decline in the average rate per trade. Service, consulting and brokerage fees increased $2.1 million, or 29.6%, from $7.1 million in the three months ended November 30, 2005, to $9.2 million in the three months ended November 30, 2006. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the three months ended November 30, 2006. Interest income increased $1.9 million, or 111.8%, from $1.7 million in the three months ended November 30, 2005, to $3.6 million in the three months ended November 30, 2006, which was due to higher short-term interest rates and an increase in customer segregated funds.

22.

Revenues, net of cost of commodities sold, increased $8.8 million, or 51.5%, from $17.1 million in the three months ended November 30, 2005, to $25.9 million in the three months ended November 30, 2006.

Expenses, excluding interest expense, increased $5.6 million, or 44.4%, from $12.6 million in the three months ended November 30, 2005, to $18.2 million in the three months ended November 30, 2006. The expense increase was primarily related to the large volume and revenue increase and included a $1.7 million increase in employee compensation and broker commissions and related benefits, a $1.4 million increase in pit brokerage and clearing fees, a $1.0 million increase in introducing broker commissions and a $1.3 million increase in bad debt expense. The bad debt expense increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the three months ended November 30, 2006, this segment represented approximately 29% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	15,025	20,190
Service, consulting and brokerage fees	—	—
Interest	2,225	3,831
Other	—	—

Revenues, net of cost of commodities sold	17,250	24,021

Costs and expenses:
Expenses (excluding interest expense)	14,789	20,274
Interest expense	81	138

Total costs and expenses (excluding cost of commodities sold)	14,870	20,412

Segment income before minority interest and income taxes	$2,380	$3,609

Commissions and clearing fees increased $5.2 million, or 34.7%, from $15.0 million in the three months ended November 30, 2005, to $20.2 million in the three months ended November 30, 2006. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Contract trading volume increased 2.0 million contracts, or 18.9%, from 10.6 million contracts in the three months ended November 30, 2005, to 12.6 million contracts in the three months ended November 30, 2006. The average

23.

rate received per contract increased as a result of the change in the mix of customer activity. Interest income increased $1.6 million, or 72.7%, from $2.2 million in the three months ended November 30, 2005, to $3.8 million in the three months ended November 30, 2006, primarily due to higher short-term interest rates and increased customer segregated funds.

Expenses, excluding interest expense, increased $5.5 million, or 37.2%, from $14.8 million in the three months ended November 30, 2005, to $20.3 million in the three months ended November 30, 2006. This increase in expenses was primarily due to volume-related increases in clearing fees of $2.8 million, pit brokerage expenses of $0.4 million, introducing broker commissions of $2.1 million and related increased employee compensation of $0.2 million. Interest expense increased $57,000, or 70.4%, from $81,000 in the three months ended November 30, 2005, to $138,000 in the three months ended November 30, 2006.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the three months ended November 30, 2006, this segment represented less than 1% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

24.

The following table provides the financial performance of this segment.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Sales of commodities	$3,563	$6,558
Cost of commodities sold	3,548	6,530

Gross profit on commodities sold	15	28
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	665	1,187
Other	323	322

Revenue, net cost of commodities sold	1,003	1,537

Costs and expenses:
Expenses (excluding interest expense)	544	533
Interest expense	563	976

Total costs and expenses (excluding cost of commodities sold)	1,107	1,509

Segment income (loss) before minority interest and income taxes	$(104)	$28

The sale of commodities increased $3.0 million, or 83.3%, from $3.6 million in the three months ended November 30, 2005, to $6.6 million in the three months ended November 30, 2006. The cost of commodities sold increased $3.0 million, or 85.7%, from $3.5 million in the three months ended November 30, 2005, to $6.5 million in the three months ended November 30, 2006. These increases were primarily due to an increase in the number of financing transactions we entered into as a principal, which requires us to record the gross amount of revenue and costs from commodity sales.

Interest income increased $0.5 million, or 71.4%, from $0.7 million in the three months ended November 30, 2005, to $1.2 million in the three months ended November 30, 2006. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other income remained relatively stable, with $323,000 in the three months ended November 30, 2005, and $322,000 in the three months ended November 30, 2006 and is primarily comprised of railcar sublease income.

Expenses, excluding interest expense, remained relatively comparable with $544,000 in the three months ended November 30, 2005, and $533,000 in the three months ended November 30, 2006. Interest expense increased $0.4 million, or 66.7%, from $0.6 million in the three months ended November 30, 2005, to $1.0 million in the three months ended November 30, 2006. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing program and higher short-term interest rates.

Grain Merchandising

The Grain Merchandising segment acts as a dealer in and manager of physical grain and fertilizer through a 70% interest in FGDI, LLC. FGDI acts as a grain dealer in the United States and international markets, with operations primarily in, Asia, Latin America and Canada. We generate a majority of our revenues in this segment from the sale of grain. The principal factor that affects our financial performance in this segment is the global supply of and demand for grain. In the three months ended November 30, 2006, this segment represented approximately 9% of our consolidated income before minority interest, income tax and corporate overhead. We have taken steps to return this segment to profitability by focusing our efforts on domestic grain merchandising, where there are higher risk-adjusted margins and the opportunity to capitalize on a growing renewable fuels industry. We have also conducted preliminary discussions with Agrex Inc., the other member of FGDI, regarding the sale of a portion of our interest in FGDI with the intention of reducing our interest in FGDI to a minority ownership interest. If such a sale is consummated, subject to applicable accounting standards, FGDI’s results of operations and financial condition may not be consolidated with our consolidated financial statements in subsequent periods. There can be no assurance that such a sale will be successfully negotiated or consummated.

25.

The following table provides the financial performance of this segment.

	Three Months Ended November 30,
	2005	2006
	(in thousands)
Sales of commodities	$308,808	$439,688
Cost of commodities sold	304,542	433,512

Gross profit on commodities sold	4,266	6,176
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	21	35
Other	131	145

Revenue, net cost of commodities sold	4,418	6,356

Costs and expenses:
Expenses (excluding interest expense)	3,643	4,030
Interest expense	777	1,206

Total costs and expenses (excluding cost of commodities sold)	4,420	5,236

Segment income (loss) before minority interest and income taxes	$(2)	$1,120

The sale of commodities increased $130.9 million, or 42.4%, from $308.8 million in the three months ended November 30, 2005, to $439.7 million in the three months ended November 30, 2006. Cost of commodities sold increased $129.0 million, or 42.4%, from $304.5 million in the three months ended November 30, 2005, to $433.5 million in the three months ended November 30, 2006. Gross profit on commodities sold increased $1.9 million, or 44.2%, from $4.3 million in the three months ended November 30, 2005, to $6.2 million in the three months ended November 30, 2006. The increase in sales of commodities, cost of commodities sold and gross profit was primarily the result of an 11.9 million bushel, or 17.9%, increase in the volume of grain bushels sold from 66.6 million bushels in the three months ended November 30, 2005, to 78.5 million bushels in the three months ended November 30, 2006, and the increase in gross margin per bushel of 22%. The increase in bushels handled and margin per bushel were primarily due to the large 2006 crop yield and strong demand for corn, soybeans and wheat both domestically, especially in the eastern grain belt, and internationally.

Other income remained relatively comparable with $131,000 in the three months ended November 30, 2005, and $145,000 in the three months ended November 30, 2006. Interest income increased $14,000 from $21,000 in the three months ended November 30, 2005, to $35,000 in the three months ended November 30, 2006.

Expenses, excluding interest expense, increased $0.4 million, or 11.1%, from $3.6 million in the three months ended November 30, 200, to $4.0 million in the three months ended November 30, 2006 primarily due to increased employee compensation. Interest expense increased $0.4 million, or 50.0%, from $0.8 million in the three months ended November 30, 2005, to $1.2 million in the three months ended November 30, 2006, primarily due to increasing variable interest rates on the lines of credit.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. The Corporate and Other segment generated insignificant amounts of revenue during the three months ended November 30, 2005 and 2006. Corporate net expenses for the three months ended November 30, 2005 and 2006 were $1.3 million and $1.9 million, respectively. The primary reasons for the increase were increased employee compensation, related employee benefits and interest expense.

26.

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

The following table presents a summary of unrestricted cash flows for the three months ended November 30, 2005 compared to the three months ended November 30, 2006.

	Three months ended November 30,
	2005	2006
	(dollars in thousands)
Cash Flows (used in) provided by:
Operating Activities	$(5,418)	$(84,431)
Investing Activities	(22,389)	(77,038)
Financing Activities	34,372	143,222

Net increase (decrease) in cash and cash equivalents - unrestricted	$6,565	$(18,247)

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

Net cash used in operations was $84.4 million for the three months ended November 20, 2006, which consisted of net income of $6.3 million increased by $0.9 million of non-cash items, and decreased by $91.6 million of cash utilized for working capital. The uses for working capital included an increase in open contracts receivable/payable, net of $41.6 million, of which $35.6 million relates to grain contracts in the grain merchandising segment and $6.0 million, relates to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $25.0 million of customer deliveries taken on the Chicago Board of Trade, a $19.4 million increase in deposits made to counterparties related to increased OTC transaction volume, and a $10.9 million increase in inventory. An increase in trade accounts receivable and advances on grain was offset by an increase in trade accounts payable and advances and a net decrease in commodity accounts receivable/payable, marketable securities and customer segregated assets.

27.

Cash used in operations was $5.4 million for the three months ended November 30, 2005, which consisted of net income of $3.4 million increased by $0.3 million of non-cash items and decreased by $9.1 million of cash utilized for working capital.

Cash Flows from Investing Activities

Cash used in investing activities was $77.0 million for the three months ended November 30, 2006, primarily consisting of $75.0 million of issued notes receivable, associated with the increased activity of the grain inventory financing program within the Financial Services segment, and $1.4 million used to purchase an exchange membership on the Board of Trade of the City of New York, Inc. The exchange membership seats and stock provide us with the right to do business on the various exchanges. We have moved towards owning our own exchange seats and stock, rather than relying on memberships from affiliated individuals. We also invested $0.7 million in fixed asset expenditures primarily for office furniture and equipment and computer software and hardware.

Cash used in investing activities was $22.4 million for the three months ended November 30, 2005, consisting primarily of $22.1 million of issued notes receivable related to the grain inventory financing program.

Cash Flows from Financing Activities

Cash provided by financing activities was $143.2 million for the three months ended November 30, 2006, primarily consisting of $141.9 million of net proceeds drawn on our credit facilities and $1.0 million of proceeds from the issuance of subordinated debt. Approximately $102.3 million of the proceeds drawn on our credit facilities was used to support the grain inventory financing program and $37.6 million was primarily for the increase in inventory and receivables in the grain merchandising segment.

Cash provided by financing activities was $34.4 million for the three months ended November 30, 2005, primarily consisting of 36.3 million of net proceeds drawn on our credit facilities, offset by a repayment of subordinated debt in the amount of $2.0 million.

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

Short- and Long-Term Debt

We believe we have adequate lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Grain Merchandising segment has a $88.0 million line of credit with CoBank and a $8.0 million line of credit with AFG Trust Finance available to finance its operations, including carrying significant accounts receivable and inventory, and is used extensively throughout the year. Our Financial Services segment has a total available line of credit of $229.0 million available for its commodity financing programs. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used consistently throughout the year.

28.

Credit Facilities. The Company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Amount Available		Amount Outstanding at November 30, 2006
Deere Credit, Inc.	March 1, 2007	Margin Calls	$36.7	(4)	$-0-
Deere Credit, Inc.	March 1, 2007	Repurchase Agreements	96.0		55.3
Deere Credit, Inc.	October 1, 2009	Subordinated Debt for Regulatory Capital	12.0		7.0
Deere Credit, Inc.	October 1, 2009	General Corporate	13.3	(1)	12.2

Total Deere			158.0		74.5
CoBank, ACB	December 31, 2007	Grain Merchandising	88.0	(2)	58.5
CoBank, ACB	March 28, 2008	Grain Merchandising	8.0	(2)	-0-
CoBank, ACB	December 30, 2006	OTC & Fuel Operations	10.0		-0-
CoBank, ACB	December 30, 2007	OTC & Fuel Operations	10.0		-0-
CoBank, ACB	May 1, 2007	Repurchase Agreements	75.0		27.1

Total CoBank			183.0		85.6
Harris, N.A.	January 31, 2007	Margin Calls	30.0	(3)	-0-
Harris, N.A.	January 31, 2007	Grain Deliveries	5.0		-0-
AFG Trust Finance Limited	September 18, 2007	Grain Merchandising	8.0		4.2
Industrial Revenue Bonds (Capitalized Lease Obligations)	Annual Payments to December 1, 2012	Mobile, Alabama facility additional storage	3.4		3.4
Fortis Capital Corp.	Demand	Financial Services operations	20.0		6.6
RZB Finance, LLC	Demand	Financial Services operations	8.0		8.0
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		-0-
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0		18.0
Subordinated Debt	June 30, 2007	Regulatory Capital	1.0		1.0
Long-term Note	December 31, 2012	NYMEX seat	0.1		0.1

(1)	Effective December 21, 2006, the amount available to borrow from Deere Credit has been increased from $13.25 million to $15.25 million.
(2)	Grain merchandising’s CoBank revolving credit line and term loan advances in the aggregate cannot exceed $88.0 million.
(3)	Effective June 30, 2006, the amount available to borrow from Harris, N.A. was temporarily increased from $15.0 million to $30.0 million through December 31, 2006.
(4)	Effective January 16, 2007, the amount available from Deere Credit has been increased from $36.7 million to $51.7 million.

We have approximately $443 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong liquidity position and new capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants effective November 30, 2006 and expects to remain in compliance in the future.

Due to the terms of the existing lines of credit in our Grain Merchandising segment, we expect our growth in this business segment will be limited by the capital it can retain from annual operations.

29.

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

Other Capital Considerations

Our wholly-owned subsidiaries, FCStone, LLC and FCC Investments, Inc., are subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC. As of November 30, 2006 the regulatory capital for these entities was $40,531,048 and $444,578, respectively.

In fiscal 2006, FCStone Merchant Services, LLC (FCStone Merchant Services) loaned $1.5 million to Green Diesel LLC as part of its financing to build a biodiesel production facility to be located in Houston, Texas. The loan included the issuance of warrants exercisable for 48% of the equity of Green Diesel. FCStone Merchant Services also committed to arrange, or make available, a $15 million line of credit to Green Diesel to be secured by all of its assets. Subsequently, Green Diesel decided to raise additional equity in order to build a larger production facility with an annual production capacity of approximately 46 million gallons. In order to prevent the dilution of our potential 48% interest in Green Diesel, the Company invested an additional $2.4 million. On November 2, 2006, FCStone Merchant Services loaned an additional $600,000 to Green Diesel to finance the expanded facility. We are not contractually bound to invest additional equity in Green Diesel, although we may do so. We believe the Green Diesel production facility will begin commercial production in February 2007.

Seasonality and Fluctuations in Operating Results

We generally experience seasonality in our operations with the first quarter typically being our strongest period as a result of the U.S. grain harvest. Specifically, during the first quarter of fiscal 2007, exchange-traded contract volume and related commission revenue increases in the C&RM segment were driven by a significant Fall 2006 commodity price rally in the grain markets. However, in the past few years, with global political factors and their effect on the commodities markets, we have been seeing more frequent trading volume spikes throughout the year than in the past.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Disclosures

Commodity Price Risk

As part of our grain merchandising activity in FGDI, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. We follow a policy of hedging our grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each commodity. We are exposed to risk of loss

30.

in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts and in futures positions by commodity at November 30, 2006:

	Bushels
	Corn	Soybeans	Wheat	Oats & Barley
	(in thousands)
Inventory	4,045	2,002	992	240
Purchase Contracts	36,438	2,983	16,541	291
Sale Contracts	(4,379)	(2,499)	(2,870)	(514)
Futures Long	60	—	—	—
Futures Short	(36,163)	(2,475)	(14,548)	—

Net Open Position	1	11	115	17

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value. A hypothetical 10% increase (or decrease) in the market price of the commodities listed in the table from the November 30, 2006 level would result in a gain (or loss) to future earnings of approximately $70,000.

Interest Rate Risk

We manage interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at November 30, 2006, had a variable interest rate and, except for the industrial revenue development bonds associated with the Mobile facility, almost all of our borrowing is on a short-term basis.

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

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $3.4 million is not material to the financial statements. We believe the interest rate risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

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

31.

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

Changes in internal control over financial reporting. During the first quarter of fiscal 2007, FCStone Trading, LLC completed a conversion to a new trade system to process OTC/derivative trades. This resulted in certain manual processes being replaced with automated processing. There were no other changes to internal controls over financial reporting that occurred during the three months ended November 30, 2006, that have materially affected, or are reasonably likely to materially impact the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

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

On May 23, 2006, a former customer, Watseka Farmers Grain Cooperative Company, filed an action in the United States District Court, Central District of Illinois seeking actual damages in excess of $4 million, interest, punitive damages, treble damages, attorneys fees and other further relief as the court may deem just and proper relating to losses on allegedly improper speculative trades ordered by the former general manager of the customer in a commodity futures account at FCStone, LLC. The customer was placed under supervision by Illinois state authorities in May 2004, after examination revealed deficiencies in its financial reporting and condition, and its assets were subsequently sold. We intend to vigorously defend this claim and believe we have meritorious defenses.

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

32.

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

33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

January 16, 2007	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

January 16, 2007	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer

34.