Form 10-K/A
period 2006-08-31
FCStone Group, Inc.
filed 2007-02-05
CIK 1297846

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, which was filed with the Securities and Exchange Commission on November 29, 2006 (the “Original Filing”). This Form 10-K/A is a technical amendment to add the conformed signature of our independent registered public accounting firm to their audit reports which appear in Items 8 and 15. The conformed signatures were previously inadvertently omitted from the electronically filed document. The additions of these conformed signatures are the only changes to these Items 8 and 15, which are filed herein in their entirety in accordance with the SEC’s rules and regulations.

The following sections in this report have been amended as a result of the restatement:

Part II—Item 8. Financial Statements and Supplementary Data; and

Part IV—Item 15. Exhibits and Financial Statement Schedules.

This Form 10-K/A only amends the Items described above, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing on November 29, 2006.

1

PART II

Item 8. Financial Statements and Supplementary Data

Our audited consolidated financial statements are filed under this Item, beginning on page F-1 of this Report. Our financial statement schedules are filed under Item 15 “Exhibits and Financial Statement Schedules.”

2

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1) The following financial statements are filed as a part of this report:

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

(2) The following financial statement schedules are filed as a part of this report:

Schedule I—Parent company condensed financial statements

Schedule II—Valuation and qualifying accounts

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this amended Annual Report on Form 10-K/A or incorporated herein by reference as indicated below.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCSTONE GROUP, INC.

February 5, 2007	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson, Chief Executive Officer (Principal Executive Officer)

4

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

SCHEDULE II

FCSTONE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal year ended August 31, 2004
Reserve for doubtful accounts	$445	$716	$—	$(191)	$970

Fiscal year ended August 31, 2005
Reserve for doubtful accounts	$970	$4,077	$—	$(4,122)	$925

Fiscal year ended August 31, 2006
Reserve for doubtful accounts	$925	$1,909	$—	$—	$2,834

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of FCStone Group, Inc. (as currently in effect) (2)

3.2	Bylaws of FCStone Group, Inc. (as currently in effect) (2)

4.3	FCStone Group, Inc. 2006 Equity Incentive Plan (3)

10.1	Employment Agreement, dated as of September 1, 2005, between FCStone, LLC, and Paul G. Anderson (4)

10.2	Employment Agreement, dated as of January 5, 2004, between FCStone Group, Inc., and Jeff Soman (2)

10.3	Employment Agreement, dated as of April 18, 1988, between Farmers Commodities Corporation and Robert V. Johnson (2)

10.4	Employment Agreement, dated as of May 9, 2003, between FCStone, LLC, and Steve Gutierrez (2)

10.5	Employment Agreement, dated as of July 8, 1996, among Farmers Commodities Corporation, Farmers Grain Dealers, Incorporated, and Steve Speck (2)

10.6	CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (2)

10.7	Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (5)

10.8	Short-term Incentive Plan (5)

10.9	Long-term Incentive Plan (5)

10.10	FGDI Incentive Plan (6)

10.11	FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (5)

10.12	Form of Director Indemnification Agreement (6)

10.13	Master Loan Agreement, dated November 3, 2003, between FCStone Group, Inc., and Deere Credit, Inc. (2)

10.14	Amended and Restated Unsecured Revolving Operating Note, dated May 19, 2006, between FCStone, LLC, and Deere Credit, Inc., due on March 1, 2007 (11)

10.15	Master Loan Agreement, dated April 15, 2002, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.16	Limited Corporate Guaranty, dated April 16, 2002, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.17	Amended and Restated Revolving Statused Operating Note, dated February 23, 2006, between FCStone Financial, Inc., and Deere Credit, Inc. (7)

10.18	Revolving Subordinated Loan Agreement, dated November 21, 2002, between FCStone, LLC, and Deere Credit, Inc. (2)

10.19	First Amendment to the Revolving Subordinated Loan Agreement, dated November 3, 2003, between FCStone, LLC, and Deere Credit, Inc. (2)

10.20	Second Amendment to the Revolving Subordinated Loan Agreement, dated February 28, 2005, between FCStone, LLC, and Deere Credit, Inc. (11)

Exhibit No.	Description of Document
10.21	Unsecured Revolving Subordinated Note, dated November 21, 2002, between FCStone, LLC, and Deere Credit, Inc., due on December 1, 2005 (2)

10.22	First Amendment to the Unsecured Revolving Subordinated Note, dated November 3, 2003, between FCStone, LLC, and Deere Credit, Inc. (2)

10.23	Change in Terms Agreement, dated February 28, 2005, between FCStone, LLC, and Deere Credit, Inc. (8)

10.24	Master Loan Agreement, dated February 15, 2001, between FCStone, LLC, and Deere Credit, Inc. (2)

10.25	Unsecured Demand Note, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank (2)

10.26	Letter Agreement for $15 Million Credit Facility, dated March 5, 2003, between FCStone, LLC, and Harris Trust Savings Bank (2)

10.27	Master Loan Agreement dated February 28, 2003 between FCStone Financial, Inc., and CoBank ACB (9)

10.28	Guaranty of Payment, dated February 28, 2003, between FCStone Group, Inc., and CoBank ACB (9)

10.29	Revolving Credit, Term Loan and Security Agreement, dated March 28, 2006, by and between FGDI, LLC, and CoBank ACB, as lender and agent (7)

10.30	First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 31, 2006 between FGDI, LLC, and CoBank ACB, as lender and agent (10)

10.31	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC, and Gerald Hirsch (5)

10.32	Amendment to Cash Subordinated Loan Agreement and Promissory Note, dated June 30, 2006, between FCStone, LLC, and Gerald Hirsch (12)

10.33	Cash Subordinated Loan Agreement, dated December 12, 2003 between FCStone, LLC, and William Shepard (5)

10.34	Amendment to Cash Subordinated Loan Agreement and Promissory Note, dated December 14, 2005 between FCStone, LLC, and William Shepard (12)

10.35	Trust Indenture for Industrial Revenue Bonds, dated December 1, 2003 (5)

10.36	Lease Agreement, dated December 1, 2002, between the Industrial Development Board of the City of Mobile, Alabama and FGDI, LLC (5)

10.37	Letter Agreement, dated March 31, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. for $20,000,000 credit facility (6)

10.38	Promissory Note ($20,000,000), dated May 10, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. (6)

10.39	Continuing Security Agreement between FCStone Merchant Services, LLC, and Fortis Capital Corp. (6)

10.40	Letter Agreement, dated February 17, 2004, between FCStone Merchant Services, LLC, and RZB Finance, LLC, for $5,000,000 credit facility (6)

10.41	General Security Agreement and Supplement, dated February 17, 2004, between FCStone Merchant Services, LLC, and RZB Finance, LLC (6)

10.42	Amended and Restated Promissory Note ($8,000,000), dated January 30, 2006, between FCStone Merchant Services, LLC, and RZB Finance, LLC (11)

Exhibit No.	Description of Document

10.43	Demand Note, dated November 23, 2004, between FCStone Merchant Services, LLC, and UFJ Bank, Limited (12)

10.44	Letter Agreement, dated December 1, 2004, between FCStone Merchant Services, LLC, and Standard Chartered Bank (12)

10.45	Promissory Note, dated December 1, 2004, between FCStone Merchant Services, LLC, and Standard Chartered Bank (12)

21.1	Subsidiaries of the Registrant (2)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Rule 13a-15(e) /15d-15(e). (1)

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Rule 13a-15(e) /15d-15(e). (1)

32.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on August 18, 2004.
(3)	Previously filed as an exhibit to the Registration Statement on Form S-8, filed by FCStone Group, Inc., on June 12, 2006.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc., on December 14, 2005.
(5)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on December 9, 2004.

(6)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on December 30, 2004.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, filed by FCStone Group, Inc., on April 19, 2006.
(8)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed by FCStone Group, Inc., on April 14, 2005.
(9)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on October 6, 2004.
(10)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, filed by FCStone Group, Inc., on July 17, 2006.
(11)	Previously filed as an exhibit to the Registration Statement on Form S-1, filed by FCStone Group, Inc., on October 12, 2006.
(12)	Previously filed as an exhibit to the Annual Report on 10-K, filed by FCStone Group, Inc., on November 29, 2006.