Form 10-Q
period 2007-02-28
FCStone Group, Inc.
filed 2007-04-16
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33363

FCStone Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2829 Westown Parkway, Suite 100

West Des Moines, Iowa 50266

(515) 223-3756

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 1, 2007, there were 18,238,151 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	August 31, 2006	February 28, 2007
		(Unaudited)
ASSETS
Cash and cash equivalents
Unrestricted	$59,726	$50,992
Restricted	4,010	1,517
Segregated	14,221	11,815
Commodity accounts receivable
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	604,536	637,636
Proprietary commodity accounts	20,133	72,119
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	29,166	77,658

Total commodity deposits and accounts receivable	653,835	787,413

Marketable securities, at fair value – customer segregated and other	149,609	214,734
Trade accounts receivable and advances on grain	42,176	45,204
Open contracts receivable	37,424	202,809
Counterparty deposits and accounts receivable	23,607	33,482
Notes receivable	14,971	94,759
Inventories – grain and fertilizer (note 2)	26,628	37,355
Exchange memberships and stock, at cost	6,587	7,739
Furniture, equipment, software, and improvements, net	7,386	7,561
Deferred income taxes	4,697	4,672
Investments in affiliates and other organizations	5,537	5,404
Other assets (note 1)	6,793	28,543

Total assets	$1,057,207	$1,533,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Checks written in excess of bank balance	$6,436	$5,570
Commodity and customer regulated accounts payable	726,920	929,448
Trade accounts payable and advances	128,349	117,627
Open contracts payable	41,301	163,173
Accrued expenses	26,876	24,354
Notes payable (note 3)	48,169	199,331
Subordinated debt	7,000	15,000
Obligations under capital lease	3,575	3,300

Total liabilities	988,626	1,457,803

Minority interest	3,607	4,045
Redeemable common stock held by employee stock ownership plan (ESOP) (note 6)	6,079	33,563
Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 and 40,000,000 at August 31, 2006 and February 28, 2007, respectively; issued and outstanding 14,537,208 shares at August 31, 2006 and 14,533,131 at February 28, 2007, respectively	21,747	21,747
Additional paid-in capital	120	120
Accumulated other comprehensive loss	(1,955)	(1,955)
Retained earnings	45,062	52,239

	64,974	72,151
Less maximum cash obligation related to ESOP shares (note 6)	(6,079)	(33,563)

Total stockholders’ equity	58,895	38,588

Commitments and contingencies (note 8)
Total liabilities and stockholders’ equity	$1,057,207	$1,533,999

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
Revenues:
Commissions and clearing fees	$23,783	$33,353	$46,840	$66,256
Service, consulting and brokerage fees	8,444	9,314	15,428	18,409
Interest	4,972	10,729	9,244	19,127
Other	686	954	1,166	1,446
Sales of commodities	230,976	349,098	546,192	797,886

Total revenues	268,861	403,448	618,870	903,124

Costs and expenses:
Cost of commodities sold	226,583	343,350	537,286	785,678
Employee compensation and broker commissions	9,983	11,364	19,649	23,155
Pit brokerage and clearing fees	10,877	14,678	21,009	29,542
Introducing broker commissions	4,776	9,007	9,202	16,376
Employee benefits and payroll taxes	2,483	2,722	4,684	5,369
Interest	1,566	4,251	2,734	6,490
Depreciation	398	443	790	879
Bad debt expense	150	120	405	1,540
Other expenses	5,489	6,366	11,184	12,498

Total costs and expenses	262,305	392,301	606,943	881,527

Income before income tax expense and minority interest	6,556	11,147	11,927	21,597
Minority interest	60	102	8	438

Income after minority interest and before income tax expense	6,496	11,045	11,919	21,159
Income tax expense	2,560	4,125	4,600	7,925

Net income	$3,936	$6,920	$7,319	$13,234

Basic and diluted shares outstanding	14,487	14,533	14,487	14,533

Basic and diluted earnings per share	$0.27	$0.48	$0.51	$0.91

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended February 28,
	2006	2007
Cash flows from operating activities:
Net income	$7,319	$13,234
Depreciation	790	879
Amortization of discount on note receivable	—	(28)
Gain on conversion of exchange membership to common stock	—	(100)
Equity in earnings of affiliates, net of distributions	60	133
Minority interest, net of distributions	(3)	438
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	13,015	6,231
Change in open contracts receivable/payable, net	(39,332)	(43,513)
Increase in trade accounts receivable and advances on grain	(6,610)	(3,028)
Decrease (increase) in counterparty deposits and accounts receivable	12,169	(9,875)
Increase in inventory – grain and fertilizer	(18,480)	(10,727)
Increase in other assets	(6,497)	(21,725)
Increase (decrease) in trade accounts payable and advances	28,410	(10,722)
Increase (decrease) in accrued expenses	1,995	(2,522)

Net cash used in operating activities	(7,164)	(81,325)

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(642)	(1,054)
Issuance of notes receivable, net	(14,034)	(79,760)
Purchase of exchange memberships and stock	(369)	(1,430)
Proceeds from conversion of exchange membership to common stock	—	378

Net cash used in investing activities	(15,045)	(81,866)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	(4,880)	(866)
Proceeds from notes payable, net	51,524	151,162
Proceeds from issuance of redeemable common stock held by ESOP	14	—
Dividends paid	(2,898)	(6,057)
Payments under capital lease	(275)	(275)
Monies deposited in escrow	(39)	(33)
Monies released from escrow	—	2,526
Proceeds from subordinated debt	500	8,000
Payments on subordinated debt	(2,500)	—

Net cash provided by financing activities	41,446	154,457

Net increase (decrease) in cash and cash equivalents – unrestricted	19,237	(8,734)
Cash and cash equivalents – unrestricted – beginning of period	25,045	59,726

Cash and cash equivalents – unrestricted – end of period	$44,282	$50,992

Supplemental disclosures of cash flow information:
Interest paid	$2,238	$5,473
Income taxes paid	$5,084	$8,594

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,368	$27,484

See notes to unaudited consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (US GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 14, 2007.

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

OPEN CONTRACTS RECEIVABLE/PAYABLE

FCStone Trading, LLC (FCStone Trading), a wholly-owned subsidiary, brokers over-the-counter option and commodity swap contracts between customers and external counterparties. The contracts are arranged on an offsetting basis such that the Company limits its risk to performance of the two parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to the Company’s role as a principal participating in both sides of these contracts, the amounts are presented gross on the balance sheet. Outstanding options and swaps have been netted at the customer/counterparty level for purposes of this presentation.

FGDI, LLC (FGDI) uses futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts. Futures and options contracts, forward cash purchase contracts, and forward cash sales contracts of merchandisable agricultural commodities are valued at market price. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts and futures contracts are recognized in earnings immediately in cost of goods sold. Unrealized gains and losses on forward cash purchase contracts, forward cash sales contracts, and futures contracts represent the fair value of such instruments and are classified on the statement of financial condition as open contracts.

COUNTERPARTY DEPOSITS AND ACCOUNTS RECEIVABLE

FCStone Trading receives margin deposits from customers from OTC trades and makes margin deposits to various counterparties for open contracts. It is the Company’s policy to provide for potential losses related to margin accounts in deficit based on its knowledge of the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible through reviewing the historical aging of its margin deficits and by monitoring the financial strength of its customers.

OTHER ASSETS

Other assets at February 28, 2007 include $18.6 million of customer deliveries taken on the Chicago Board of Trade. The Company financed these grain deliveries, for a short period, for the benefit of our customers, secured by the warehouse receipt on such grain. There were no grain deliveries financed at August 31, 2006.

NEW ACCOUNTING PRINCIPLES

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS 154 will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48 or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification of, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning after December 15, 2006. We are still evaluating the impact of this Interpretation which will be applied to our consolidated financial statements from September 1, 2007.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires that the net amount by which the defined benefit postretirement obligation is over or underfunded to be reported on the balance sheet. The funded-status amount will be measured as the difference between the fair value of plan assets and the projected benefit obligation, which includes all actuarial gains and losses, prior costs and any remaining transition amounts. SFAS 158 is effective for fiscal years ending after December 15, 2006. In addition, SFAS 158 requires the use of a measurement date as of the balance sheet date for fiscal years ending after December 15, 2008. Application of SFAS 158 at August 31, 2006 would have resulted in the Company recording an additional pension liability of $7.9 million, with the offset to accumulated other comprehensive income, net of applicable tax effects. The Company will adopt and apply this guidance in preparing the consolidated financial statements at August 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 on September 1, 2008. Management does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

2. INVENTORIES

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business.

Fertilizer inventory is recorded at the lower of cost or market using the first-in, first-out method.

A summary of inventories as of August 31, 2006 and February 28, 2007 are as follows:

	August 31, 2006	February 28, 2007
Grain	$25,539,782	$35,924,476
Fertilizer	1,087,799	1,430,837

	$26,627,581	$37,355,313

3. NOTES PAYABLE

Notes payable outstanding at August 31, 2006 and February 28, 2007 consisted of the following:

Use / Creditor	Renewal / Expiration Date	Total Commitment Amount at February 28, 2007 (in millions)		Amount Outstanding at
				August 31, 2006	February 28, 2007
Margin Call Facilities:
Deere Credit, Inc.	March 1, 2008	$48.7		—	—
Harris, N.A.	June 30, 2007	30.0		—	—
CoBank, ACB	December 30, 2007	10.0		—	—
CoBank, ACB	December 30, 2008	10.0		—	—
Commodity Merchandising Facilities:
CoBank, ACB	June 30, 2007	88.0	(1)	20,992,636	59,086,708
CoBank, ACB	June 30, 2008	8.0	(1)	—	—
AFG Trust Finance Limited	September 18, 2007	8.0		4,057,937	2,476,660
Commodity Financing Facilities:
Harris, N.A.	January 31, 2008	5.0		—	—
Deere Credit, Inc.	March 1, 2008	96.0		7,100,000	47,194,000
CoBank, ACB	May 1, 2007	75.0		3,405,000	24,750,000
Fortis Capital Corp.	Demand	20.0		1,116,000	724,000
RZB Finance, LLC	Demand	8.0		1,068,000	2,530,800
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	—

Standard Chartered Bank, New York	Demand	20.0		—	12,790,973
Standard Chartered Bank, London	Demand	34.5	(2)	—	34,527,613
Other borrowings:
Deere Credit, Inc.	October 1, 2009	15.3		10,250,000	14,250,000
Long-term note	December 31, 2012	0.1		179,452	—
Short-term note	March 31, 2007	1.0		—	1,000,000

Total				$48,169,025	$199,330,754

(1)	At February 28, 2007, Grain Merchandising’s CoBank revolving credit line and term loan advances, in the aggregate, could not exceed $88.0 million. On March 23, 2007, FGDI entered into a Third Amendment to Revolving Credit, Term Loan and Security Agreement and Related Documents (the Third Amendment) with CoBANK ACB, to its original credit agreement with CoBANK, dated May 28, 2006. The primary effect of the Third Amendment, which was effective as of March 23, 2007, was to extend the maturity date, of the revolving credit line and term loan through June 30, 2007 and 2008, respectively. Additionally, the Third Amendment steps down the maximum amount that can be outstanding under the credit agreement from $88 million to $73 million during the remaining term of the credit agreement.
(2)	During December 2006, FCStone Merchant Services, LLC began entering into hedged commodity transactions with Standard Chartered Bank, London (SCBL) on a transaction by transaction basis as part of its repurchase program business plan. There is no commitment for futures advances, and the $34.5 million outstanding at February 28, 2007 represents the repurchase obligation value of the hedged commodity transactions that were in place at February 28, 2007.

4. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Effective April 1, 2006, such plan was closed to new employees hired subsequent to the April 1, 2006 date. Additionally, the Company has a nonqualified noncontributory retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Pension expense for the three and six month periods ended February 28, 2006 and 2007 for the defined benefit plans consists of the following components:

	Three months ended February 28,		Six months ended February 28,
	2006	2007	2006	2007
Service cost	$510,882	$480,549	$1,021,764	$961,098
Interest cost	328,755	400,713	657,510	801,426
Less expected return on plan assets	(306,231)	(385,274)	(612,462)	(770,548)
Net amortization and deferral	229,776	142,219	459,552	284,438

Net periodic pension expense	$763,182	$638,207	$1,526,364	$1,276,414

5. EARNINGS PER SHARE

Earnings per share has been presented in the accompanying Consolidated Statement of Operations. Basic earnings per share excludes dilution and is computed by dividing the applicable net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share.

For the three and six month periods ended February 28, 2006 and 2007, antidilutive options excluded from the diluted earnings per share calculation totaled -0- options and 1,200,000 options (with a weighted average exercise price of $8.25 per share), respectively. At February 28, 2007, the Company’s common stock was not traded on a public exchange, and there has been no change between the fair value of the options at the grant date that would give rise to a dilutive effect. In the three and six month periods ended February 28, 2006, no options were granted, exercised or forfeited.

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

As of August 31, 2006 and February 28, 2007, the shares held by the ESOP, the ESOP appraisal value per share and the maximum cash obligation were as follows:

	August 31, 2006	February 28, 2007
Shares held by the ESOP	1,398,447	1,398,447
ESOP appraisal value per share (as of December 31, 2005)(1)	$4.35	$24.00
Maximum cash obligation (2)	$6,078,583	$33,562,728

(1)	For August 31, 2006, the ESOP appraisal value per share is the independent valuation price of $4.35 as of December 31, 2005. The Company is awaiting the annual independent valuation, as of December 31, 2006, which should be the ESOP appraisal value per share used for February 28, 2007. In lieu of the annual independent valuation, as of December 31, 2006, the $24.00 per share initial public offering price received on March 16, 2007 has been used for reporting purposes at February 28, 2007, and is not expected to differ significantly from the independent valuation price.
(2)	Redeemable common stock held by the ESOP represents our maximum obligation to purchase common stock distributed to a terminated plan participant based upon the most recent appraised value as of August 31, 2006 and February 28, 2007, respectively. The Company’s obligation to purchase such shares of common stock ceased on March 16, 2007 in accordance with the terms of the ESOP and the amount reflected in redeemable common stock will thereafter be reflected in stockholders’ equity.

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended February 28, 2006 and 2007, respectively, and the balance sheet data as of those dates (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Three Months Ended:

February 28, 2006
Total revenues	$19,892	$18,630	$223,352	$7,852	$(12)	$(853)	$268,861
Interest revenue	1,676	2,501	212	1,122	43	(582)	4,972
Interest expense	20	73	1,020	946	89	(582)	1,566
Income (loss) before minority interest and income taxes	5,253	2,822	284	3	(1,806)	—	6,556
Total assets	321,891	492,534	106,595	55,807	10,370	(58,435)	928,762

February 28, 2007
Total revenues	$27,272	$24,263	$339,995	$12,930	$104	$(1,116)	$403,448
Interest revenue	4,742	3,654	29	2,971	127	(794)	10,729
Interest expense	68	326	1,940	2,426	285	(794)	4,251
Income (loss) before minority interest and income taxes	9,153	3,431	340	419	(2,196)	—	11,147
Total assets	678,002	601,846	145,892	132,703	17,610	(42,054)	1,533,999

Six Months Ended:

February 28, 2006
Total revenues	$39,729	$35,880	$532,312	$12,403	$25	$(1,479)	$618,870
Interest revenue	3,343	4,726	233	1,787	80	(925)	9,244
Interest expense	37	154	1,797	1,509	162	(925)	2,734
Income (loss) before minority interest and income taxes	9,675	5,202	282	(101)	(3,131)	—	11,927
Total assets	321,891	492,534	106,595	55,807	10,370	(58,435)	928,762

February 28, 2007
Total revenues	$55,650	$48,284	$779,863	$20,997	$199	$(1,869)	$903,124
Interest revenue	8,388	7,485	64	4,158	251	(1,219)	19,127
Interest expense	197	464	3,146	3,402	500	(1,219)	6,490
Income (loss) before minority interest and income taxes	16,717	7,040	1,460	447	(4,067)	—	21,597
Total assets	678,002	601,846	145,892	132,703	17,610	(42,054)	1,533,999

8. CONTINGENCIES

The Company, from time to time, is involved in various legal matters considered normal in the course of its business, including worker’s compensation claims, tort claims, contractual disputes and collections. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. With the exception of the matters discussed below, we are not aware of other potential claims that could result in the commencement of material legal proceedings. In the opinion of our management, liabilities, if any, arising from existing litigation and claims will not have a materially adverse effect on our results of operations, liquidity or financial position.

On May 23, 2006, a former customer, Watseka Farmers Grain Cooperative Company, filed an action in the United States District Court, Central District of Illinois seeking actual damages in excess of $4 million, interest, punitive damages, treble damages, attorneys’ fees and other further relief as the court may deem just and proper relating to losses on allegedly improper speculative trades ordered by the former general manager of the customer in a commodity futures account at FCStone, LLC. The customer was placed under supervision by Illinois state authorities in May 2004, after examination revealed deficiencies in its financial reporting and condition, and its assets were subsequently sold. In December 2006, we called for the redemption of all of the shares of common stock held by Watseka. In March 2007, a counterclaim was filed against us asserting ownership of the redeemed shares and seeking to set aside the redemption. We intend to vigorously defend this claim and we believe we have meritorious defenses.

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant, including interest and arbitration costs, of approximately $275,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has made an accrual, of $275,000 related to this claim. On January 25, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. FGDI intends to defend the appeal and seek an order that the award be upheld in its entirety, except for the accounting amount and except that each party should be ordered to bear its own legal costs. In addition, FGDI has cross appealed as to the amount determined by the arbitration panel.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest. The claimant has until April 16, 2007 to file an appeal, which under the arbitration rules governing this dispute, would be deemed to be a request for a new hearing. FGDI intends to defend the appeal, if filed, and seek an order that the award be upheld in its entirety.

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

9. SUBSEQUENT EVENTS

In March 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 5,865,000 shares were issued and sold at an IPO price of $24.00 per share. In connection with the offering, the Company redeemed 2,159,980 shares of common stock. The Company raised a total of $140.8 million in gross proceeds from the IPO, and approximately $130.9 million in net proceeds after deducting underwriting discounts and commission expenses of $9.9 million. Subsequently, proceeds from the IPO in the amount of approximately $48.2 million have been used to fund the share redemption, approximately $28.3 million has been used to reduce notes payable and subordinated debt and approximately $1.6 million has been used for non-underwriting offering expenses.

On March 16, 2007, concurrent with the completion of the IPO, the Compensation Committee of the Board of Directors of the Company granted stock options to purchase a total of 750,000 shares of common stock to executive officers, management employees, and non-employee directors of the Company. The exercise price for the stock options, were set by the Compensation Committee at the IPO price of $24.00 per share. The options vest over a period of five years from the grant date and expire on March 16, 2017. The Company will reflect their issuance in the third quarter of fiscal 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. In fiscal 2006, we served more than 7,500 customers and transacted more than 47.6 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. As a natural complement to our commodity risk management consulting and execution services, we also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

In the mid 1990’s, utilizing the expertise developed in providing risk management consulting services to our traditional grain-related customers, we began a period of growth driven by our strategic decision to expand into new products and customer segments. This expansion was further accelerated when we acquired Saul Stone & Company, which enhanced our execution and clearing capabilities and gave us the ability to clear all U.S. exchange-traded commodity futures and options contracts. As our business expanded, revenues from customers who were not among our existing cooperative members increased significantly. In late 2004, we recognized the need to align our corporate structure with the changed dynamics of our business and to provide access to capital to finance anticipated increases in our Commodity Futures Trading Commission (“CFTC”) regulatory capital requirements. In March 2005, our members approved a restructuring plan, which resulted in our ceasing to operate as a cooperative and converted the interests of our members into common stock. Although the restructuring changed our ownership structure, our conversion did not have a meaningful impact on the way we operate our business. We seek to pursue opportunities for growth in our business by offering new products and services to our customers, and we expect this trend to continue.

We operate in four reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services, Financial Services and Grain Merchandising. We also report a Corporate and Other segment, which contains corporate expenses and equity investments not directly attributable to our operating segments.

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. While the revenues of our Grain Merchandising segment represent a large proportion of our total revenue, that segment is characterized by low operating profit margins. As a result, it is important that you read our consolidated financial statements in conjunction with the segment disclosure included below and in the notes to our consolidated financial. The following table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three month periods ended February 28, 2006 and 2007 and the six month periods ended February 28, 2006 and 2007.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Commodity and Risk Management Services	$5,253	$9,153	$9,675	$16,717
Clearing and Execution Services	2,822	3,431	5,202	7,040
Financial Services	3	419	(101)	447
Grain Merchandising	284	340	282	1,460
Corporate and Other	(1,806)	(2,196)	(3,131)	(4,067)

Income before minority interest and income tax expense	$6,556	$11,147	$11,927	$21,597

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

Commissions and clearing fees. Commissions and clearing fees represent revenues generated from exchange-traded and foreign exchange (“Forex”) transactions that we execute or clear in our C&RM and Clearing and Execution Services segments. Commissions and clearing fee revenue is a product of the number of transactions we process for our customers and the rate charged on those transactions. The rate that we charge our customers varies by type of customer, type of transaction and a customer’s volume of trading activity. The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the three- and six-month periods ended February 28, 2006 and 2007.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Commissions and clearing fees – Exchange trades	$23,566	$28,989	$46,547	$61,051
Commissions and clearing fees – Forex trades	217	4,364	293	5,205

Total commissions and clearing fees	$23,783	$33,353	$46,840	$66,256

Exchange contract volume (in millions)	11.0	12.9	22.1	26.3

Commissions and clearing fees growth was primarily related to a large Fall 2006 price rally and ongoing volatility in the grain markets and continued volatility in the energy markets.

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to IRMP customers for customized risk management consulting services. Brokerage fees are generated from OTC derivative trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. The following table sets forth our service, consulting and brokerage fees and OTC contract volume for the three- and six-month periods ended February 28, 2006 and 2007.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Service, consulting and brokerage fees	$8,444	$9,314	$15,428	$18,409
OTC contract volume	76,055	160,839	115,583	286,244

Service, consulting and brokerage fees growth was primarily due to increased OTC contract volume from our renewable fuels customers and our Latin America/Brazilian customers.

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment. Interest revenue is primarily driven by the level of customer segregated assets deposited with us and the level of short-term interest rates. The level of customer segregated assets deposited with us is directly related to transaction volume and open contract interest of our customers. The following table sets forth interest income, customer segregated assets and average 90-day Treasury bill rates for the three- and six-month periods ended February 28, 2006 and 2007.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Interest income	$4,972	$10,729	$9,244	$19,127
Customer segregated assets, end of period	$611,992	861,780	$611,992	861,780
90-day Treasury bill average rates for period	4.41%	5.06%	4.10%	5.02	%.

The interest increase is primarily the result of higher short-term interest rates, an increase in investable customer segregated assets, and increased activity in the grain inventory financing program.

Other revenues. Revenue generated from ocean vessel dockage and related income in our Grain Merchandising segment, profit-share arrangements in our Financial Services segment and income from equity investments, among others, are included in other revenues. Additionally, we have historically included income received from non-recurring items such as litigation settlements, gains on the sale of exchange membership stock or exchange seats and other non-recurring items which can vary significantly. The following table sets forth other revenues for the three- and six-month periods ended February 28, 2006 and 2007.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Other revenues	$686	$954	$1,166	$1,446

Sales of commodities. Sales of commodities represents revenue generated from the sale of grain in the Grain Merchandising segment, the sale of fuel in the C&RM segment and the sale of various commodities in the Financial Services segment. The price of grain is volatile and is affected by various factors, including changes in the weather, economy and other factors affecting the supply and demand for grain. Although commodity sales generate a significant amount of our revenue, for management purposes we focus on the margin (gross profit) from commodity sales. The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The margin on commodity sales also provides a more meaningful comparison from period to period. The following table sets forth sales of commodities, commodities gross profit, grain bushels sold and fuel gallons sold for the three- and six-month periods ended February 28, 2006 and 2007.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Sales of commodities	$230,976	$349,098	$546,192	$797,886
Commodities gross profit	$4,393	$5,748	$8,906	$12,208
Grain bushels sold (millions)	57.9	50.2	124.6	128.7
Fuel gallons sold (millions)	0.9	—	2.1	0.8

The sales volume of commodities underlying revenue from sales of commodities varied by the type of commodity. Grain volume sales over this period increased due to strong domestic and international demand and higher commodity prices. Fuel sales in our C&RM business declined as we shifted our focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions. During the three months ended February 28, 2007 we did not participate as a principal in any ethanol transactions.

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

Depreciation and amortization. Depreciation and amortization expense arises from the depreciation of property, equipment and leasehold improvements (primarily grain bins at our Mobile, Alabama port facility).

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

Minority interest. Minority interest reflects the 30% minority interest held by AGREX, Inc., a subsidiary of Mitsubishi Corporation, in FGDI LLC, the subsidiary that comprises our Grain Merchandising segment. Prior to March 31, 2006, minority interest also included a 30% interest held by an unaffiliated third party in FCStone Merchants Services, LLC. Effective March 31, 2006, FCStone Merchants Services redeemed the minority ownership interest in accordance with its limited liability company agreement.

Income tax expense. Income tax expense consist of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Non-GAAP Financial Measures

The body of U.S. generally accepted accounting principles is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted under applicable GAAP guidance. In this report on Form 10-Q, we disclose revenues, net of cost of commodities sold, and EBITDA, both of which are non-GAAP financial measures. Revenues, net of cost of commodities sold, is not a substitute for the GAAP measure of total revenues. EBITDA is not a substitute for the GAAP measure of net income or cash flows.

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Revenues:
Commissions and clearing fees	$23,783	$33,353	$46,840	$66,256
Service, consulting and brokerage fees	8,444	9,314	15,428	18,409
Interest	4,972	10,729	9,244	19,127
Other	686	954	1,166	1,446
Sales of commodities	230,976	349,098	546,192	797,886

Total revenues	268,861	403,448	618,870	903,124
Less: Cost of commodities sold	226,583	343,350	537,286	785,678

Revenues, net of cost of commodities sold	$42,278	$60,098	$81,584	$117,446

EBITDA

EBITDA consists of net income before interest expense, income tax expense and depreciation and amortization. We have included EBITDA in this report on Form 10-Q because our management uses it as an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. Our management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of net income or cash flows and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, income tax expense and depreciation and amortization.

The following table reconciles EBITDA with our net income.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2007	2006	2007
	($ in thousands)
Net income:	$3,936	$6,920	$7,319	$13,234
Plus: interest expense	1,566	4,251	2,734	6,490
Plus: depreciation and amortization	398	443	790	879
Plus income tax expense	2,560	4,125	4,600	7,925

EBITDA	$8,460	$15,739	$15,443	$28,528

Results of Operations

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006

Executive Summary

Net income increased $3.0 million, or 75.8%, from $3.9 million in the three months ended February 28, 2006, to $6.9 million in the three months ended February 28, 2007. This increase was primarily driven by higher exchange-traded and OTC contract trading volumes from new and existing customers, increased Forex trading due to new customers, higher interest rates and larger interest-earning segregated and OTC customer balances. During the period, exchange-traded contract volume increased by 1.9 million contracts, or 17.3%, from 11.0 million in the three months ended February 28, 2006, to 12.9 million in the three months ended February 28, 2007. The exchange-traded contract volume and related commission revenue increases in the C&RM segment continued to be affected by a significant Fall 2006 commodity price rally in the grain markets and resulting ongoing volatility. In the Clearing and Execution Services segment, these contract volume and commission increases were driven primarily by continued volatility in the energy, metals and soft (coffee, sugar and cocoa) commodities. OTC contract trading volume also increased by 84,784 contracts, or 111.5%, from 76,055 in the three months ended February 28, 2006, to 160,839 in the three months ended February 28, 2007. The growth in OTC contract trading volume was primarily due to growth in our renewable fuels and Latin America\Brazilian businesses. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the three months ended February 28, 2007. The following chart provides revenues, costs and expenses, and net income for the period comparison.

	Three Months Ended February 28, 2006		Three Months Ended February 28, 2007		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$230,976	N/M	$349,098	N/M	$118,122	51.1%
Cost of commodities sold	226,583	N/M	343,350	N/M	116,767	51.5%

Gross profit on commodities sold	4,393	10.4%	5,748	9.6%	1,355	30.8%
Commissions and clearing fees	23,783	56.2%	33,353	55.5%	9,570	40.2%
Service, consulting and brokerage fees	8,444	20.0%	9,314	15.5%	870	10.3%
Interest	4,972	11.8%	10,729	17.8%	5,757	115.8%
Other	686	1.6%	954	1.6%	268	39.1%

Revenue, net of cost of commodities sold (1)	42,278	100.0%	60,098	100.0%	17,820	42.2%

Costs and expenses
Employee compensation and broker commissions	9,983	23.6%	11,364	18.9%	1,381	13.8%
Pit brokerage and clearing fees	10,877	25.7%	14,678	24.4%	3,801	35.0%
Introducing broker commissions	4,776	11.3%	9,007	15.0%	4,231	88.6%
Employee benefits and payroll taxes	2,483	5.9%	2,722	4.5%	239	9.6%
Interest expense	1,566	3.7%	4,251	7.1%	2,685	171.5%
Depreciation	398	0.9%	443	0.7. %	45	11.3%
Bad debt expense	150	0.4%	120	0.2%	(30)	(20.0)%
Other expenses	5,489	13.0%	6,366	10.6%	877	16.0%

Total costs and expenses (excluding cost of commodities sold)	35,722	84.5%	48,951	81.4%	13,229	37.0%

Income before income tax expense and minority interest	6,556	15.5%	11,147	18.6%	4,591	70.0%
Minority interest	60	0.1%	102	0.2%	42	70.0%
Income tax expense	2,560	6.1%	4,125	6.9%	1,565	61.1%

Net income	$3,936	9.3%	$6,920	11.5%	$2,984	75.8%

(1)

Revenues, net of cost of commodities sold, consist of total revenues presented with the sales of commodities net of cost of commodities sold. See “Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $17.8 million, or 42.2%, from $42.3 million in the three months ended February 28, 2006, to $60.1 million in the three months ended February 28, 2007.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities increased by $118.1 million, or 51.1%, from $231.0 million in the three months ended February 28, 2006, to $349.1 million in the three months ended February 28, 2007. Cost of commodities sold increased $116.8 million, or 51.5%, from $226.6 million in the three months ended February 28, 2006, to $343.4 million in the three months ended February 28, 2007. The increase in sales and cost of commodities sold was due to increased grain prices, offset by a decrease in bushels handled, which accounted for $116.7 million and $115.4 million of the increase in sales and cost of commodities sold, respectively. Grain bushels handled decreased by 7.7 million, or 13.3%, from 57.9 million in the three months ended February 28, 2006, to 50.2 million in the three months ended February 28, 2007. The decrease in bushels handled was primarily due to a decrease in corn bushels sold in the eastern and southeastern regions. The gross profit on commodities sold increased $1.3 million, or 30.8%, from $4.4 million in the three months ended February 28, 2006, to $5.7 million in the three months ended February 28, 2007.

Commissions and Clearing Fees. Commissions and clearing fees increased $9.6 million, or 40.2%, from $23.8 million in the three months ended February 28, 2006, to $33.4 million in the three months ended February 28, 2007. The increase was due to higher trading volume, especially in the C&RM segment, where we realize higher commission rates. Overall exchange-traded total volume increased by 1.9 million, or 17.3%, from 11.0 million contracts in the three months ended February 28, 2006, to 12.9 million contracts in the three months ended February 28, 2007. This increase was primarily related to continuing effects of the significant Fall 2006 price rally in the grain markets and continued volatility in the energy markets. Additionally, Forex trades increased significantly due to the addition of several large customers and accounted for approximately $4.1 million of this increase.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $0.9 million, or 10.3%, from $8.4 million in the three months ended February 28, 2006, to $9.3 million in the three months ended February 28, 2007. The revenue increase resulted primarily from an increase in OTC contract volume from our renewable fuels customers and Latin America\Brazilian customers. OTC contract volume increased 84,784, or 111.5%, from 76,055 contracts in the three months ended February 28, 2006, to 160,839 contracts in the three months ended February 28, 2007. The overall OTC rate per contract was lower as we had no higher rate weather trades in this quarter.

Interest Income. Interest income increased $5.8 million, or 115.8%, from $4.9 million in the three months ended February 28, 2006, to $10.7 million in the three months ended February 28, 2007. The increase was primarily due to higher short-term interest rates, additional customer segregated and customer OTC funds and increased activity in the grain inventory financing program.

Other Revenues. Other revenues increased by $268,000, or 39.1%, from $686,000 in the three months ended February 28, 2006, to $954,000 in the three months ended February 28, 2007, and are primarily comprised of railcar sublease income and truck brokerage income.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $1.4 million, or 13.8%, from $10.0 million in the three months ended February 28, 2006, to $11.4 million in the three months ended February 28, 2007. The expense increase was primarily a result of volume-related increased broker commissions driven by higher revenues in the C&RM segment, and to a lesser extent additional personnel.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $3.8 million, or 35.0% from $10.9 million in the three months ended February 28, 2006, to $14.7 million in the three months ended February 28, 2007. This increase was entirely related to increased volumes of exchange-traded and Forex traded contracts.

Introducing Broker Commissions. Introducing broker commissions increased $4.2 million, or 88.6%, from $4.8 million in the three months ended February 28, 2006, to $9.0 million in the three months ended February 28, 2007. The increase was primarily due to higher contract trading volumes from customers introduced by our introducing brokers in both the C&RM and Clearing and Execution Services segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.2 million, or 9.6%, from $2.5 million in the three months ended February 28, 2006, to $2.7 million in the three months ended February 28, 2007. This increase was primarily related to the higher payroll taxes from increased employee compensation and broker commissions.

Interest. Interest expense increased $2.7 million, or 171.5%, from $1.6 million in the three months ended February 28, 2006, to $4.3 million in the three months ended February 28, 2007. This increase was due primarily to higher short-term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Depreciation. Depreciation increased $45,000, or 11.3%, from $398,000 in the three months ended February 28, 2006, to $443,000 in the three months ended February 28, 2007, which was due to our increase in capital expenditures.

Bad Debt Expense. Bad debt expense decreased $30,000, from $150,000 in the three months ended February 28, 2006, to $120,000 in the three months ended February 28, 2007.

Other Expenses. Other expenses increased $0.9 million, or 16.0% from $5.5 million in the three months ended February 28, 2006, to $6.4 million in the three months ended February 28, 2007. This additional expense was primarily due to increases in professional fees and rent in support of the business.

Income Tax Expense. Our provision for income taxes increased $1.5 million, or 61.1%, from $2.6 million in the three months ended February 28, 2006, to $4.1 million in the three months ended February 28, 2007. The increase was due primarily to higher profitability. Our effective income tax rate, 39.4% in the three months ended February 28, 2006, and 37.4% for the three months ended February 28, 2007, decreased primarily as a result of the larger dividend deduction from the ESOP dividend reinvestment.

Operations by Segment

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006.

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

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the three months ended February 28, 2007, this segment represented approximately 69% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$1,811	$—
Cost of commodities sold	1,804	—

Gross profit on commodities sold	7	—
Commissions and clearing fees	7,768	13,021
Service, consulting and brokerage fees	8,599	9,458
Interest	1,676	4,742
Other	38	51

Revenues, net of cost of commodities sold	18,088	27,272

Costs and expenses:
Expenses (excluding interest expense)	12,815	18,051
Interest expense	20	68

Total costs and expenses (excluding cost of commodities sold)	12,835	18,119

Segment income before minority interest and income taxes	$5,253	$9,153

Sales of commodities and cost of commodities sold both decreased $1.8 million, or 100.0%, from $1.8 million in the three months ended February 28, 2006, to $0 million in the three months ended February 28, 2007. We shifted our focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions. During the three months ended February 28, 2007 we did not participate as a principal in any ethanol transactions.

Commissions and clearing fee revenues increased $5.2 million, or 66.7%, from $7.8 million in the three months ended February 28, 2006, to $13.0 million in the three months ended February 28, 2007. This increase in commissions and clearing fees was primarily due to a large increase in our Forex trade commission of $4.1 million from the addition of several significant customers and to the continuing effects of the significant Fall 2006 grain market price rally, which resulted in a 142,000 contract, or 28.1%, increase in trading volume for exchange-traded contracts, from 505,000 contracts in the three months ended February 28, 2006, to 647,000 million contracts in the three months ended February 28, 2007. Offsetting this increase in trading volume was a slight decline in the average rate per trade. Service, consulting and brokerage fees increased $0.9 million, or 10.5%, from $8.6 million in the three months ended February 28, 2006, to $9.5 million in the three months ended February 28, 2007. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the three months ended February 28, 2007. Interest income increased $3.0 million, or 176.5%, from $1.7 million in the three months ended February 28, 2006, to $4.7 million in the three months ended February 28, 2007, which was due to higher short-term interest rates and an increase in customer segregated and OTC funds.

As a result of the above, revenues, net of cost of commodities sold, increased $9.2 million, or 50.8%, from $18.1 million in the three months ended February 28, 2006, to $27.3 million in the three months ended February 28, 2007.

Expenses, excluding interest expense, increased $5.3 million, or 41.4%, from $12.8 million in the three months ended February 28, 2006, to $18.1 million in the three months ended February 28, 2007. The expense increase was primarily related to the large volume and revenue increase and included a $1.1 million increase in employee compensation and broker commissions and related benefits, a $1.5 million increase in pit brokerage and clearing fees and a $1.8 million increase in introducing broker commissions.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the three months ended February 28, 2007, this segment represented approximately 26% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	16,129	20,509
Service, consulting and brokerage fees	—	—
Interest	2,501	3,654
Other	—	100

Revenues, net of cost of commodities sold	18,630	24,263

Costs and expenses:
Expenses (excluding interest expense)	15,735	20,506
Interest expense	73	326

Total costs and expenses (excluding cost of commodities sold)	15,808	20,832

Segment income before minority interest and income taxes	$2,822	$3,431

Commissions and clearing fees increased $4.4 million, or 27.3%, from $16.1 million in the three months ended February 28, 2006, to $20.5 million in the three months ended February 28, 2007. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Contract trading volume increased 1.8 million contracts, or 17.1%, from 10.5 million contracts in the three months ended February 28, 2006, to 12.3 million contracts in the three months ended February 28, 2007. The average rate received per contract increased slightly as a result of the change in the mix of customer activity. Interest income increased $1.2 million, or 48.0%, from $2.5 million in the three months ended February 28, 2006, to $3.7 million in the three months ended February 28, 2007, primarily due to higher short-term interest rates and increased customer segregated funds. The three months ended February 28, 2007 has other revenue of $100,000 related to the realized gain on the conversion of an exchange membership seat to common stock.

Expenses, excluding interest expense, increased $4.8 million, or 30.6%, from $15.7 million in the three months ended February 28, 2006, to $20.5 million in the three months ended February 28, 2007. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $2.4 million, introducing broker commissions of $2.3 million and related increased employee compensation of $0.2 million. Interest expense increased $253,000, or 346.6%, from $73,000 in the three months ended February 28, 2006, to $326,000 in the three months ended February 28, 2007, primarily due to an increase in the amount of subordinated debt borrowed, to increase regulatory capital, and higher short-term interest rates.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the three months ended February 28, 2007, this segment represented 3% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Three Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$6,353	$9,599
Cost of commodities sold	6,322	9,539

Gross profit on commodities sold	31	60
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	1,122	2,971
Other	377	360

Revenue, net cost of commodities sold	1,530	3,391

Costs and expenses:
Expenses (excluding interest expense)	581	546
Interest expense	946	2,426

Total costs and expenses (excluding cost of commodities sold)	1,527	2,972

Segment income (loss) before minority interest and income taxes	$3	$419

The sale of commodities increased $3.2 million, or 50.0%, from $6.4 million in the three months ended February 28, 2006, to $9.6 million in the three months ended February 28, 2007. The cost of commodities sold increased $3.2 million, or 50.8%, from $6.3 million in the three months ended February 28, 2006, to $9.5 million in the three months ended February 28, 2007. These increases were primarily due to an increase in the number of financing transactions we entered into as a principal, which requires us to record the gross amount of revenue and costs from commodity sales.

Interest income increased $1.9 million, or 172.7%, from $1.1 million in the three months ended February 28, 2006, to $3.0 million in the three months ended February 28, 2007. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other income remained relatively stable, with $377,000 in the three months ended February 28, 2006, and $360,000 in the three months ended February 28, 2007 and is primarily comprised of railcar sublease income.

Expenses, excluding interest expense, remained relatively comparable with $581,000 in the three months ended February 28, 2006, and $546,000 in the three months ended February 28, 2007. Interest expense increased

$1.5 million, or 166.7%, from $0.9 million in the three months ended February 28, 2006, to $2.4 million in the three months ended February 28, 2007. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing program and higher short-term interest rates.

Grain Merchandising

The Grain Merchandising segment acts as a dealer in and manager of physical grain and fertilizer through a 70% interest in FGDI. FGDI acts as a grain dealer in the United States and international markets, with operations primarily in Asia, Latin America and Canada. We generate a majority of our revenues in this segment from the sale of grain. The principal factor that affects our financial performance in this segment is the global supply of and demand for grain. In the three months ended February 28, 2007, this segment represented approximately 2% of our consolidated income before minority interest, income tax and corporate overhead. We have taken steps to increase the profitability of this segment by focusing our efforts on domestic grain merchandising, where there are higher risk-adjusted margins and the opportunity to capitalize on a growing renewable fuels industry. We have also conducted preliminary discussions with Agrex Inc., the other member of FGDI, regarding the sale of a portion of our interest in FGDI with the intention of reducing our interest in FGDI to a minority ownership interest. If such a sale is consummated, subject to applicable accounting standards, FGDI’s results of operations and financial condition may not be consolidated with our consolidated financial statements in subsequent periods. There can be no assurance that such a sale will be successfully negotiated or consummated.

The following table provides the financial performance of this segment.

	Three Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$222,813	$339,499
Cost of commodities sold	218,583	333,950

Gross profit on commodities sold	4,230	5,549
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	212	29
Other	327	467

Revenue, net cost of commodities sold	4,769	6,045

Costs and expenses:
Expenses (excluding interest expense)	3,465	3,765
Interest expense	1,020	1,940

Total costs and expenses (excluding cost of commodities sold)	4,485	5,705

Segment income (loss) before minority interest and income taxes	$284	340

The sale of commodities increased $116.7 million, or 52.4%, from $222.8 million in the three months ended February 28, 2006, to $339.5 million in the three months ended February 28, 2007. Cost of commodities sold increased $115.4 million, or 52.8%, from $218.6 million in the three months ended February 28, 2006, to $334.0 million in the three months ended February 28, 2007. Gross profit on commodities sold increased $1.3 million, or 31.0%, from $4.2 million in the three months ended February 28, 2006, to $5.5 million in the three months ended February 28, 2007. The increase in sales of commodities and cost of commodities sold was primarily due to significantly higher increased grain prices, offset by a 7.7 million bushel, or 13.3%, decrease in the volume of grain bushels sold from 57.9 million bushels in the three months ended February 28, 2006, to 50.2 million bushels in the three months ended February 28, 2007. The decrease in bushels handled was primarily due to lower corn sales in the eastern and southeastern regions, impacted by the loss of a customer to bankruptcy during the third quarter of fiscal 2006.

Other income remained relatively comparable with $327,000 in the three months ended February 28, 2006, and $467,000 in the three months ended February 28, 2007. Interest income decreased $183,000 from $212,000 in the three months ended February 28, 2006, to $29,000 in the three months ended February 28, 2007.

Expenses, excluding interest expense, increased $0.3 million, or 8.6%, from $3.5 million in the three months ended February 28, 2006, to $3.8 million in the three months ended February 28, 2007 primarily due to increased employee compensation. Interest expense increased $0.9 million, or 90.0%, from $1.0 million in the three months ended February 28, 2006, to $1.9 million in the three months ended February 28, 2007, primarily due to increasing variable interest rates on the lines of credit.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. The Corporate and Other segment generated insignificant amounts of revenue during the three months ended February 28, 2006 and 2007. Corporate net expenses for the three months ended February 28, 2006 and 2007 were $1.8 million and $2.2 million, respectively. The primary reasons for the increase were increased professional fees and interest expense.

Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2007

Executive Summary

Net income increased $5.9 million, or 80.8%, from $7.3 million in the six months ended February 28, 2006, to $13.2 million in the six months ended February 28, 2007. This increase was primarily driven by higher exchange-traded, Forex traded and OTC contract trading volumes from new and existing customers, along with higher interest rates. The following chart provides revenues, costs and expenses, and net income for the period comparison.

	Six Months Ended February 28, 2006		Six Months Ended February 28, 2007		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$546,192	N/M	$797,886	N/M	$251,694	46.1%
Cost of commodities sold	537,286	N/M	785,678	N/M	248,392	46.2%

Gross profit on commodities sold	8,906	10.9%	12,208	10.4%	3,302	37.1%
Commissions and clearing fees	46,840	57.4%	66,256	56.4%	19,416	41.5%
Service, consulting and brokerage fees	15,428	18.9%	18,409	15.7%	2,981	19.3%
Interest	9,244	11.4%	19,127	16.3%	9,883	106.9%
Other revenues	1,166	1.4%	1,446	1.2%	280	24.0%

Revenues, net of cost of commodities sold (1)	81,584	100.0%	117,446	100.0%	35,862	44.0%

Costs and expenses
Employee compensation and broker commissions	19,649	24.1%	23,155	19.7%	3,506	17.8%
Pit brokerage and clearing fees	21,009	25.8%	29,542	25.2%	8,533	40.6%
Introducing broker commissions	9,202	11.3%	16,376	13.9%	7,174	78.0%
Employee benefits and payroll taxes	4,684	5.7%	5,369	4.6%	685	14.6%
Interest expense	2,734	3.3%	6,490	5.5%	3,756	137.4%
Depreciation	790	1.0%	879	0.8%	89	11.3%
Bad debt expense	405	0.5%	1,540	1.3%	1,135	280.2%
Other expenses	11,184	13.7%	12,498	10.6%	1,314	11.8%

Total costs and expenses (excluding cost of commodities sold)	69,657	85.4%	95,849	81.6%	26,192	37.6%

Income before income tax expense and minority interest	11,927	14.6%	21,597	18.4%	9,670	81.1%

Minority interest	8	—%	438	0.3%	430	5,375.0%
Income tax expense	4,600	5.6%	7,925	6.8%	3,325	72.3%

Net income	$7,319	9.0%	$13,234	11.3%	$5,915	80.8%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $35.8 million, or 44.0%, from $81.6 million in the six months ended February 28, 2006, to $117.4 million in the six months ended February 28, 2007.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities increased by $251.7 million, or 46.1%, from $546.2 million in the six months ended February 28, 2006, to $797.9 million in the six months ended February 28, 2007. Cost of commodities sold decreased $248.4 million, or 46.2%, from $537.3 million in the six months ended February 28, 2006, to $785.7 million in the six months ended February 28, 2007. The increase in sales and cost of commodities sold was due to higher grain prices and an increase in grain bushels handled. Grain bushels handled increased by 4.1 million bushels, or 3.3%, from 124.6 million bushels in the six months ended February 28, 2006, to 128.7 million bushels in the six months ended February 28, 2007. The increase in bushels handled was primarily due to the large 2006 crop yield and strong demand for corn soybeans and wheat both domestically and internationally. The increase in grain prices and bushels handled accounted for $247.6 million and $244.3 million of the increase in sales and cost of commodities sold, respectively. Physical fuel sales declined 1.3 million gallons, or 61.9%, from 2.1 million gallons in the six months ended February 28, 2006, to 0.8 million gallons in the six months ended February 28, 2007. This decline resulted in a $2.1 million decrease in revenue from fuel sales and was due to our shift in focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions. Gross profit on commodities sold increased $3.3 million, or 37.1%, from $8.9 million in the six months ended February 28, 2006, to $12.2 million in the six months ended February 28, 2007.

Commissions and Clearing Fees. Commissions and clearing fees increased $19.5 million, or 41.5%, from $46.8 million in the six months ended February 28, 2006, to $66.3 million in the six months ended February 28, 2007. The increase was due to higher trading volume, which increased by 4.2 million exchange-traded contracts, or 19.0%, from 22.1 million contracts in the six months ended February 28, 2006, to 26.3 million contracts in the six months ended February 28, 2007. Forex trades increased significantly due to the addition of several large customers and accounted for approximately $4.9 million of the increase.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $3.0 million, or 19.3%, from $15.4 million in the six months ended February 28, 2006, to $18.4 million in the six months ended February 28, 2007. The revenue increase resulted primarily from an increase in OTC contract volume from our energy, renewable fuels, grain risk management and Latin America and China customers. OTC contract volume increased 170,661, or 147.7%, from 115,583 contracts in the six months ended February 28, 2006, to 286,244 contracts in the six months ended February 28, 2007. The overall OTC rate per contract was lower as we had no higher rate weather trades during this period.

Interest Income. Interest income increased $9.9 million, or 106.9%, from $9.2 million in the six months ended February 28, 2006, to $19.1 million in the six months ended February 28, 2007. The increase was primarily due to higher short-term interest rates, increased customer segregated and customer OTC funds and increased activity in the grain inventory financing program.

Other Revenues. Other revenues increased by $0.2 million, or 24.0%, from $1.2 million in the six months ended February 28, 2006, to $1.4 million in the six months ended February 28, 2007. The increase was primarily due to an increase in transportation brokerage income, and also consists of primarily ocean vessel service income and railcar sublease income.

Other Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $3.5 million, or 17.8%, from $19.7 million in the six months ended February 28, 2006, to $23.2 million in the six months ended February 28, 2007. This increase was primarily a result of a volume-related increase in broker commissions due to the higher revenues in our C&RM segment, and higher executive and staff incentive compensation due to higher net income.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $8.5 million, or 40.6% from $21.0 million in the six months ended February 28, 2006, to $29.5 million in the six months ended February 28, 2007. This increase was entirely related to increased volumes of exchange traded and Forex traded contracts.

Introducing Broker Commissions. Introducing broker commissions increased $7.2 million, or 78.0%, from $9.2 million in the six months ended February 28, 2006, to $16.4 million in the six months ended February 28, 2007. The increase was due to higher contract trading volumes from customers introduced by our introducing brokers in both the C&RM and Clearing and Execution Services segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.7 million, or 14.6%, from $4.7 million in the six months ended February 28, 2006, to $5.4 million in the six months ended February 28, 2007. This increase was primarily related to the higher employee compensation and broker commissions.

Interest. Interest expense increased $3.8 million, or 137.4%, from $2.7 million in the six months ended February 28, 2006, to $6.5 million in the six months ended February 28, 2007. This increase was due primarily to higher short-term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Depreciation. Depreciation increased $89,000, or 11.3%, from $790,000 in the six months ended February 28, 2006, to $879,000 in the six months ended February 28, 2007.

Bad Debt Expense. Bad debt expense increased $1.1 million, or 280.2%, from $0.4 million in the six months ended February 28, 2006, to $1.5 million in the six months ended February 28, 2007. This increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million.

Other Expenses. Other expenses increased $1.3 million, or 11.8%, from $11.2 million in the six months ended February 28, 2006, to $12.5 million in the six months ended February 28, 2007. This additional expense was primarily due to increases in professional fees and technology to support our business.

Income Tax Expense. Our provision for income taxes increased $3.3 million, or 72.3%, from $4.6 million in the six months ended February 28, 2006, to $7.9 million in the six months ended February 28, 2007. The increase was primarily due to higher profitability. Our effective income tax rate, 38.6% in the six months ended February 28, 2006 and 37.5% for the six months ended February 28, 2007, decreased primarily as a result of the larger dividend deduction from the ESOP dividend reinvestment.

Operations by Segment

Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006.

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

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the six months ended February 28, 2007, this segment represented approximately 65% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Six Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$4,655	$2,542
Cost of commodities sold	4,572	2,460

Gross profit on commodities sold	83	82
Commissions and clearing fees	15,936	25,939
Service, consulting and brokerage fees	15,730	18,675
Interest	3,343	8,388
Other	65	106

Revenues, net of cost of commodities sold	35,157	53,190
Costs and expenses:
Expenses (excluding interest expense)	25,445	36,276
Interest expense	37	197

Total costs and expenses (excluding cost of commodities sold)	25,482	36,473

Segment income before minority interest and income taxes	$9,675	$16,717

Sales of commodities decreased $2.1 million, or 45.7%, from $4.6 million in the six months ended February 28, 2006, to $2.5 million in the six months ended February 28, 2007. The cost of commodities sold decreased $2.1 million, or 45.7%, from $4.6 million in the six months ended February 28, 2006, to $2.5 million in the six months ended February 28, 2007. The decrease in sales of commodities and cost of commodities sold was due to a decrease in the volume sold, as we shifted our focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions.

Commissions and clearing fee revenues increased $10.0 million, or 62.9%, from $15.9 million in the six months ended February 28, 2006, to $25.9 million in the six months ended February 28, 2007. This increase in commissions and clearing fees was primarily due to a significant increase in Forex trade commissions, of $4.9 million, from the addition of several large customers and to a significant Fall 2006 grain market price rally, which resulted in a 0.5 million contract, or 50.0%, increase in trading volume for exchange-traded contracts, from 1.0 million contracts in the six months ended February 28, 2006, to 1.5 million contracts in the six months ended February 28, 2007. Offsetting this increase in trading volume was a slight decline in the average rate per trade. Service, consulting and brokerage fees increased $3.0 million, or 19.1%, from $15.7 million in the six months ended February 28, 2006, to $18.7 million in the six months ended February 28, 2007. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the six months ended February 28, 2007. Interest income increased $5.1 million, or 154.5%, from $3.3 million in the six months ended February 28, 2006, to $8.4 million in the six months ended February 28, 2007, which was due to higher short-term interest rates and an increase in customer segregated and customer OTC funds.

Revenues, net of cost of commodities sold, increased $18.0 million, or 51.1%, from $35.2 million in the six months ended February 28, 2006, to $53.2 million in the six months ended February 28, 2007.

Expenses, excluding interest expense, increased $10.9 million, or 42.9%, from $25.4 million in the six months ended February 28, 2006, to $36.3 million in the six months ended February 28, 2007. The expense increase was primarily related to the large volume and revenue increase and included a $2.8 million increase in employee compensation and broker commissions and related benefits, a $2.9 million increase in pit brokerage and clearing fees, a $2.8 million increase in introducing broker commissions and a $1.3 million increase in bad debt expense. The bad debt expense increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the six months ended February 28, 2007, this segment represented approximately 27% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Six Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	31,154	40,699
Service, consulting and brokerage fees	—	—
Interest	4,726	7,485
Other	—	100

Revenues, net of cost of commodities sold	35,880	48,284

Costs and expenses:
Expenses (excluding interest expense)	30,524	40,780
Interest expense	154	464

Total costs and expenses (excluding cost of commodities sold)	30,678	41,244

Segment income before minority interest and income taxes	$5,202	$7,040

Commissions and clearing fees increased $9.5 million, or 30.4%, from $31.2 million in the six months ended February 28, 2006, to $40.7 million in the six months ended February 28, 2007. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Contract trading volume increased 3.7 million contracts, or 17.5%, from 21.1 million contracts in the six months ended February 28, 2006, to 24.8 million contracts in the six months ended February 28, 2007. The average rate received per contract increased as a result of the change in the mix of customer activity. Interest income increased

$2.8 million, or 59.6%, from $4.7 million in the six months ended February 28, 2006, to $7.5 million in the six months ended February 28, 2007, primarily due to higher short-term interest rates and increased customer segregated funds. The six months ended February 28, 2007 has other revenue of $100,000 related to the realized gain on the conversion of an exchange membership seat to common stock.

Expenses, excluding interest expense, increased $10.3 million, or 33.8%, from $30.5 million in the six months ended February 28, 2006, to $40.8 million in the six months ended February 28, 2007. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $5.7 million, introducing broker commissions of $4.4 million and related increased employee compensation of $0.4 million. Offsetting the increased expenses was a decrease in travel and related expenses of $0.2 million. Interest expense increased $310,000, or 201.3%, from $154,000 in the six months ended February 28, 2006, to $464,000 in the six months ended February 28, 2007, primarily due to an increase in the amount of subordinated debt borrowed, to increase regulatory capital, and higher short-term interest rates.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the six months ended February 28, 2007, this segment represented 2% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Six Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$9,916	$16,157
Cost of commodities sold	9,870	16,069

Gross profit on commodities sold	46	88
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	1,787	4,158
Other	700	682

Revenue, net cost of commodities sold	2,533	4,928

Costs and expenses:
Expenses (excluding interest expense)	1,125	1,079
Interest expense	1,509	3,402

Total costs and expenses (excluding cost of commodities sold)	2,634	4,481

Segment income (loss) before minority interest and income taxes	$(101)	$447

The sale of commodities increased $6.3 million, or 63.6%, from $9.9 million in the six months ended February 28, 2006, to $16.2 million in the six months ended February 28, 2007. The cost of commodities sold increased $6.2 million, or 62.6%, from $9.9 million in the six months ended February 28, 2006, to $16.1 million in the six months ended February 28, 2007. These increases were primarily due to an increase in the number of financing transactions we entered into as a principal, which requires us to record the gross amount of revenue and costs from commodity sales.

Interest income increased $2.4 million, or 133.3%, from $1.8 million in the six months ended February 28, 2006, to $4.2 million in the six months ended February 28, 2007. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other income remained relatively stable, with $700,000 in the six months ended February 28, 2006, and $682,000 in the six months ended February 28, 2007 and is primarily comprised of railcar sublease income.

Expenses, excluding interest expense, remained relatively comparable with $1.1 million in the six months ended February 28, 2006, and 2007, respectively. Interest expense increased $1.9 million, or 126.7%, from $1.5 million in the six months ended February 28, 2006, to $3.4 million in the six months ended February 28, 2007. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing program and higher short-term interest rates.

Grain Merchandising

The Grain Merchandising segment acts as a dealer in and manager of physical grain and fertilizer through a 70% interest in FGDI. FGDI acts as a grain dealer in the United States and international markets, with operations primarily in, Asia, Latin America and Canada. We generate a majority of our revenues in this segment from the sale of grain. The principal factor that affects our financial performance in this segment is the global supply of and demand for grain. In the six months ended February 28, 2007, this segment represented approximately 6% of our consolidated income before minority interest, income tax and corporate overhead. We have taken steps to increase the profitability of this segment by focusing our efforts on domestic grain merchandising, where there are higher risk-adjusted margins and the opportunity to capitalize on a growing renewable fuels industry. We have also conducted preliminary discussions with Agrex Inc., the other member of FGDI, regarding the sale of a portion of our interest in FGDI with the intention of reducing our interest in FGDI to a minority ownership interest. If such a sale is consummated, subject to applicable accounting standards, FGDI’s results of operations and financial condition may not be consolidated with our consolidated financial statements in subsequent periods. There can be no assurance that such a sale will be successfully negotiated or consummated.

The following table provides the financial performance of this segment.

	Six Months Ended February 28,
	2006	2007
	(in thousands)
Sales of commodities	$531,621	$779,187
Cost of commodities sold	523,125	767,462

Gross profit on commodities sold	8,496	11,725
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	233	64
Other	458	612

Revenue, net cost of commodities sold	9,187	12,401
Costs and expenses:
Expenses (excluding interest expense)	7,108	7,795
Interest expense	1,797	3,146

Total costs and expenses (excluding cost of commodities sold)	8,905	10,941

Segment income (loss) before minority interest and income taxes	$282	1,460

The sale of commodities increased $247.6 million, or 46.6%, from $531.6 million in the six months ended February 28, 2006, to $779.2 million in the six months ended February 28, 2007. Cost of commodities sold increased $244.4 million, or 46.7%, from $523.1 million in the six months ended February 28, 2006, to $767.5 million in the six months ended February 28, 2007. Gross profit on commodities sold increased $3.2 million, or 37.6%, from $8.5 million in the six months ended February 28, 2006, to $11.7 million in the six months ended February 28, 2007. The increase in sales of commodities, cost of commodities sold and gross profit was primarily the result of a 4.1 million bushel, or 3.3%, increase in the volume of grain bushels sold from 124.6 million bushels in the six months ended February 28, 2006, to 128.7 million bushels in the six months ended February 28, 2007, and the increase in gross margin per bushel of 33.6%. The increase in bushels handled and margin per bushel were primarily due to the large 2006 crop yield and strong demand for corn, soybeans and wheat both domestically, especially in the eastern grain belt, and internationally.

Other income remained relatively comparable with $458,000 in the six months ended February 28, 2006, and $612,000 in the six months ended February 28, 2007. Interest income decreased $169,000 from $233,000 in the six months ended February 28, 2006, to $64,000 in the six months ended February 28, 2007.

Expenses, excluding interest expense, increased $0.7 million, or 9.9%, from $7.1 million in the six months ended February 28, 2006, to $7.8 million in the six months ended February 28, 2007 primarily due to increased employee compensation. Interest expense increased $1.3 million, or 72.2%, from $1.8 million in the six months ended February 28, 2006, to $3.1 million in the six months ended February 28, 2007, primarily due to increasing variable interest rates on the lines of credit.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. The Corporate and Other segment generated insignificant amounts of revenue during the six months ended February 28, 2006 and 2007. Corporate net expenses for the six months ended February 28, 2006 and 2007 were $3.1 million and $4.1 million, respectively. The primary reasons for the increase were increased employee compensation, related employee benefits, professional fees and interest expense.

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

In March 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 5,865,000 shares were issued and sold at an IPO price of $24.00 per share. In connection with the offering, the Company redeemed 2,159,980 shares of common stock. The Company raised a total of $140.8 million in gross proceeds from the IPO, and approximately $130.9 million in net proceeds after deducting underwriting discounts and commission expenses of $9.9 million. Subsequently, proceeds from the IPO in the amount of approximately $48.2 million has been used to fund the share redemption, approximately $28.3 million has been used to reduce notes payable and subordinated debt and approximately $1.6 million has been used for non-underwriting offering expenses.

Primary Sources and Uses of Cash

Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. As necessary, we supplement operating cash flow with debt to fund these activities, primarily in the Grain Merchandising and Financial Services segments. Excess operating cash is used to fund shareholder dividends.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and highly liquid investments with original maturities of three months or less. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table presents a summary of unrestricted cash flows for the six months ended February 28, 2006 compared to the six months ended February 28, 2007.

	Six months ended February 28,
	2006	2007
	(dollars in thousands)
Cash Flows (used in) provided by:
Operating Activities	$(7,164)	$(81,325)
Investing Activities	(15,045)	(81,866)
Financing Activities	41,446	154,457

Net increase (decrease) in cash and cash equivalents—unrestricted	$19,137	$(8,734)

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

Net cash used in operations was $81.3 million for the six months ended February 28, 2007, which consisted of net income of $13.2 million increased by $1.3 million of non-cash items, and decreased by $95.8 million of cash utilized for working capital. The uses for working capital included an increase in open contracts receivable/payable, net of $43.5 million, of which $41.1 million relates to grain contracts in the Grain Merchandising segment and $2.4 million, relates to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $18.6 million of customer deliveries taken on the Chicago Board of Trade, a $9.9 million increase in deposits made to counterparties related to increased OTC transaction volume, a $10.7 million increase in inventory and a $10.7 million decrease in trade accounts payable and advances.

Cash used in operating activities was $7.2 million for the six months ended February 28, 2006, which consisted of net income of $7.3 million increased by $0.8 million of non-cash items and decreased by $15.3 million of cash utilized for working capital.

Cash Flows from Investing Activities

Cash used in investing activities was $81.9 million for the six months ended February 28, 2007, primarily consisting of $80.1 million of issued notes receivable, associated with the increased activity of the grain inventory financing program within the Financial Services segment, and $1.4 million used to purchase an exchange membership on the Board of Trade of the City of New York, Inc. and a COMEX membership seat. The exchange membership seats and stock provide us with the right to do business on the various exchanges. We have moved towards owning our own exchange seats and stock, rather than relying on memberships from affiliated individuals. We also invested $1.1 million in fixed asset expenditures primarily for office furniture and equipment and computer software and hardware.

The Company used cash of $15.0 million in its investing activities for the six-month periods ended February 28, 2006, primarily due to the issuance of notes receivable associated with the activity of the grain inventory financing program within the Financial Services segment

Cash Flows from Financing Activities

Cash provided by financing activities was $154.5 million for the six months ended February 28, 2007, primarily consisting of $151.2 million of net proceeds drawn on our credit facilities and $8.0 million of proceeds from the issuance of subordinated debt. Approximately $110.8 million of the proceeds drawn on our credit facilities was used to support the grain inventory financing programs, $36.5 million was primarily for the increase in inventory and receivables in the Grain Merchandising segment and $4.0 million was primarily for general corporate purposes. The additional subordinated debt was used to increase the regulatory capital of FCStone LLC, our FCM.

The Company had cash provided by financing activities of $41.4 million for the six-month period ended February 28, 2006 primarily due to drawing down on our lines of credit available within our Grain Merchandising and Financial Services segments, offset by dividend payments and partial repayment of subordinated debt.

Common Stock Dividends

On November 9, 2006, the Company’s board of directors declared a dividend of $0.42 per share on the 14,537,208 shares outstanding, totaling $6.1 million. The stock record date for such dividend was November 9, 2006, payable on December 20, 2006. Previously, on October 27, 2005, our board of directors declared a dividend of $0.20 per share, totaling $2.9 million, payable on December 22, 2005. Future regular dividends may be declared and paid at the discretion of the board of directors. Any determination to pay cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

Short-and Long-Term Debt

We believe we have adequate lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Grain Merchandising segment had an $88.0 million line of credit with CoBank and has a $8.0 million line of credit with AFG Trust Finance available to finance its operations, including carrying significant accounts receivable and inventory, and is used extensively throughout the year. Our Financial Services segment has a total available line of credit of $229.0 million available for its commodity financing programs, and also funds a repurchase program on a transaction by transaction basis with Standard Chartered Bank, London. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used consistently throughout the year.

Credit Facilities. The Company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at February 28, 2007		Amount Outstanding at February 28, 2007
Deere Credit, Inc.	March 1, 2008	Margin Calls	$48.7		$—
Deere Credit, Inc.	March 1, 2008	Repurchase Agreements	96.0		47.2
Deere Credit, Inc.	October 1, 2009	Subordinated Debt for Regulatory Capital	15.0		14.0
Deere Credit, Inc.	October 1, 2009	General Corporate	15.3		14.3

Total Deere Credit, Inc.			175.0		75.5

CoBank, ACB	June 30, 2007	Grain Merchandising	88.0	(1)	59.1
CoBank, ACB	June 30, 2008	Grain Merchandising	8.0	(1)	—
CoBank, ACB	December 30, 2007	OTC & Fuel Operations	10.0		—
CoBank, ACB	December 30, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	May 1, 2007	Repurchase Agreements	75.0		24.7

Total CoBank, ACB			183.0		83.8

Harris, N.A.	June 30, 2007	Margin Calls	30.0		—
Harris, N.A.	January 31, 2008	Grain Deliveries	5.0		—
AFG Trust Finance Limited	September 18, 2007	Grain Merchandising	8.0		2.5
Industrial Revenue Bonds (Capitalized Lease Obligations)	December 1, 2012	Mobile, Alabama facility additional storage	3.3		3.3
Fortis Capital Corp.	Demand	Financial Services operations	20.0		0.7
RZB Finance, LLC	Demand	Financial Services operations	8.0		2.5
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		—
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0		12.8
Standard Chartered Bank, London	Demand	Financial Services operations	34.5	(2)	34.5
Short-term Note	March 31, 2007	Financial Services operations	1.0		1.0
Subordinated Debt	June 30, 2007 and December 31, 2007	Regulatory Capital	1.0		1.0

			$498.8		$217.6

(1)	At February 28, 2007, Grain Merchandising’s CoBank revolving credit line and term loan advances, in the aggregate, could not exceed $88.0 million. Effective March 23, 2007, the maximum amount, in the aggregate, that can be outstanding under the credit agreement will be stepped down from $88 million to $73 million during the remaining term of the credit agreement.
(2)	During December 2006, FCStone Merchant Services, LLC began entering into hedged commodity transactions with Standard Chartered Bank, London (SCBL) on a transaction by transaction basis as part of its repurchase program business plan. There is no commitment for futures advances, and the $34.5 million outstanding at February 28, 2007 represents the repurchase obligation value of the hedged commodity transactions that were in place at February 28, 2007.

We have approximately $498.8 million available under current credit agreements and transaction arrangements. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong liquidity position and new capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants effective February 28, 2007, and expects to remain in compliance in the future.

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

Other Capital Considerations

Our wholly-owned subsidiaries, FCStone, LLC and FCC Investments, Inc., are subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at February 28, 2007, were $50.8 million and $38.8 million, respectively. FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC and at November 30, 2006, the net capital and minimum capital requirement were $459,307 and $250,000, respectively.

In fiscal 2006, FCStone Merchant Services, LLC (FCStone Merchant Services) loaned $1.5 million to Green Diesel LLC as part of its financing to build a biodiesel production facility to be located in Houston, Texas. The loan included the issuance of warrants exercisable for 48% of the equity of Green Diesel. Subsequently, Green Diesel decided to raise additional equity in order to build a larger production facility with an annual production capacity of approximately 46 million gallons. In order to prevent the dilution of our potential 48% interest in Green Diesel, the Company invested an additional $2.4 million. On November 2, 2006, FCStone Merchant Services loaned an additional $600,000 to Green Diesel to finance the expanded facility. On April 9, 2007, Fortis Capital Corp. established an uncommitted line of credit for Green Diesel, in an initial amount of $10.0 million, which can be increased under certain conditions to $22.5 million. Green Diesel’s obligations under the Fortis line of credit are guaranteed by FCStone Merchant Services, which is supported in part by a $2.0 million guarantee to Fortis from FCStone Group. We are not contractually bound to invest additional equity in Green Diesel, although we may do so. We believe the Green Diesel production facility will begin commercial production in April 2007.

Seasonality and Fluctuations in Operating Results

We historically experience seasonality in our operations with the first quarter typically being our strongest period as a result of the U.S. grain harvest. However, in the past few years, with global political factors and their effect on the commodities markets, we have been seeing more frequent trading volume spikes throughout the year than in the past.

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

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. The Company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at February 28, 2007:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Oats & Barley
Inventory	2,171	2,128	1,844	13
Purchase Contracts	35,188	9,051	14,446	613
Sale Contracts	(8,916)	(7,151)	(4,410)	(580)
Futures Long/(Short)	(28,444)	(4,095)	(11,917)	(40)

Net Open Position	(1)	(67)	(37)	6

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value. A hypothetical 10% increase (or decrease) in the market price of the commodities listed in the table from the February 28, 2007, level would result in a gain (or loss) to future earnings of approximately $70,000.

Interest Rate Risk

We manage interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at February 28, 2007, had a variable interest rate and, except for the industrial revenue development bonds associated with the Mobile facility, almost all of our borrowing is on a short-term basis.

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

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $3.3 million is not material to the financial statements. We believe the interest rate risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended February 28, 2007, that have materially affected, or are reasonably likely to materially impact the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company, from time to time, is involved in various legal matters considered normal in the course of its business, including worker’s compensation claims, tort claims, contractual disputes and collections. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. With the exception of the matters discussed below, we are not aware of other potential claims that could result in the commencement of material legal proceedings. In the opinion of our management, liabilities, if any, arising from existing litigation and claims will not have a materially adverse effect on our results of operations, liquidity or financial position.

On May 23, 2006, a former customer, Watseka Farmers Grain Cooperative Company, filed an action in the United States District Court, Central District of Illinois seeking actual damages in excess of $4 million, interest, punitive damages, treble damages, attorneys’ fees and other further relief as the court may deem just and proper relating to losses on allegedly improper speculative trades ordered by the former general manager of the customer in a commodity futures account at FCStone, LLC. The customer was placed under supervision by Illinois state authorities in May 2004, after examination revealed deficiencies in its financial reporting and condition, and its assets were subsequently sold. In December 2006, we called for the redemption of all of the shares of common stock held by Watseka. In March 2007, a counterclaim was filed against us asserting ownership of the redeemed shares and seeking to set aside the redemption. We intend to vigorously defend this claim and we believe we have meritorious defenses.

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant, including interest and arbitration costs, of approximately $275,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has made an accrual, of $275,000 related to this claim. On January 25, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. FGDI intends to defend the appeal and seek an order that the award be upheld in its entirety, except for the accounting amount and except that each party should be ordered to bear its own legal costs. In addition, FGDI has cross appealed as to the amount determined by the arbitration panel.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest. The claimant has until April 16, 2007 to file an appeal, which under the arbitration rules governing this dispute, would be deemed to be a request for a new hearing. FGDI intends to defend the appeal, if filed, and seek an order that the award be upheld in its entirety.

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

At the Company’s Annual Meeting of Stockholders held on January 11, 2007, Paul G. Anderson, Kenneth Hahn, Dave Reinders and Rolland Svoboda were re-elected as Class I directors, each to hold office until the Annual Meeting of Stockholders to be held after the Company’s fiscal year 2009 and until their respective successors are duly elected and qualified. The terms of the directorships held by David Andresen, Brent Bunte, Douglas Derscheid, Jack Friedman, Daryl Henze, Bruce Krehbiel, Tom Leiting and Eric Parthemore did not expire this year, and these individuals continued as directors after the meeting. At the Annual Meeting of Stockholders, the selection of KPMG LLP as independent registered public accounting firm of the Company for fiscal year 2007 was ratified by the stockholders. Votes cast on these issues were as follows:

	For	Against/Withheld	Abstain
Paul G. (Pete) Anderson	7,476,243	163,146	—
Kenneth Hahn	7,504,416	134,973	—
Dave Reinders	7,441,023	198,366	—
Rolland Svoboda	7,475,250	164,139	—
KPMG LLP	7,568,421	65,034	5,934

Item 5.	Other Information

None

Item 6.	Exhibits
31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

April 16, 2007	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

April 16, 2007	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer