Form 10-Q
period 2007-05-31
FCStone Group, Inc.
filed 2007-07-13
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of July 12, 2007, there were 18,277,711 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	1.
Consolidated Statements of Financial Condition - August 31, 2006 and May 31, 2007	1.
Consolidated Statements of Operations – Three and Nine Months Ended May 31, 2006 and 2007	2.
Consolidated Statements of Cash Flows – Nine Months Ended May 31, 2006 and 2007	3.
Notes to Consolidated Financial Statements	4.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15.
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41.
Item 4. Controls and Procedures	42.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	43.
Item 6. Exhibits	44.

SIGNATURES	45.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	August 31, 2006	May 31, 2007
		(Unaudited)
ASSETS
Cash and cash equivalents
Unrestricted (note 1)	$51,659	$93,187
Restricted	3,581	1,097
Segregated	14,221	19,496
Commodity deposits and accounts receivable
Commodity exchanges and clearing organizations – customer segregated, including United States treasury bills and notes	604,536	670,677
Proprietary commodity accounts	20,133	68,460
Customer regulated accounts in deficit secured by U.S. treasury bills and notes	29,166	86,743

Total commodity deposits and accounts receivable	653,835	825,880

Marketable securities, at fair value – customer segregated and other	149,609	223,598
Trade accounts receivable	9,296	3,880
Open contracts receivable	30,524	137,201
Counterparty deposits and accounts receivable	23,607	23,805
Notes receivable	14,971	38,600
Inventories – grain and fertilizer (note 4)	—	—
Exchange memberships and stock, at cost	6,587	8,169
Furniture, equipment, software, and improvements, net	3,164	4,310
Deferred income taxes	4,697	4,497
Investments in affiliates and other organizations	3,657	3,749
Other assets (note 1)	4,096	17,964
Assets held for sale (note 3)	83,703	101,954

Total assets	$1,057,207	$1,507,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Commodity and customer regulated accounts payable	$726,920	$948,079
Trade accounts payable	99,898	99,389
Open contracts payable	30,524	135,659
Accrued expenses	25,029	24,939
Notes payable (note 5)	23,119	43,571
Subordinated debt	7,000	1,000
Liabilities held for sale (note 3)	76,136	88,273

Total liabilities	988,626	1,340,910

Minority interest	3,607	4,246
Redeemable common stock held by employee stock ownership plan (ESOP) (note 9)	6,079	—
Stockholders’ equity (notes 2 and 10) :
Common stock, $0.0001 par value, authorized 20,000,000 and 40,000,000 at August 31, 2006 and May 31, 2007, respectively; issued and outstanding 14,537,208 shares at August 31, 2006 and 18,284,267 at May 31, 2007	21,747	103,481
Additional paid-in capital	120	397
Accumulated other comprehensive loss	(1,955)	(1,955)
Retained earnings	45,062	60,308

	64,974	162,231
Less maximum cash obligation related to ESOP shares (note 9)	(6,079)	—

Total stockholders’ equity	58,895	162,231

Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$1,057,207	$1,507,387

See notes to consolidated financial statements.

1.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
Revenues:
Commissions and clearing fees	$27,795	$35,291	$74,635	$101,547
Service, consulting and brokerage fees	9,170	10,743	24,598	29,152
Interest	6,033	12,045	15,277	31,172
Other	1,314	946	2,480	2,392
Sales of commodities	314,486	303,866	860,678	1,101,752

Total revenues	358,798	362,891	977,668	1,266,015

Costs and expenses:
Cost of commodities sold	311,194	298,522	848,480	1,084,200
Employee compensation and broker commissions	11,014	11,469	30,663	34,624
Pit brokerage and clearing fees	12,617	17,640	33,626	47,182
Introducing broker commissions	6,373	8,832	15,575	25,208
Employee benefits and payroll taxes	2,608	2,883	7,292	8,252
Interest	1,601	2,579	4,335	9,069
Depreciation	424	457	1,214	1,336
Bad debt expense	1,304	92	1,709	1,632
Other expenses	5,640	7,272	16,824	19,770

Total costs and expenses	352,775	349,746	959,718	1,231,273

Income before income tax expense and minority interest	6,023	13,145	17,950	34,742
Minority interest	(378)	201	(370)	639

Income after minority interest and before income tax expense	6,401	12,944	18,320	34,103
Income tax expense	2,350	4,875	6,950	12,800

Net income	$4,051	$8,069	$11,370	$21,303

Weighted average shares outstanding (note 7):
Basic	14,490	17,928	14,487	15,677
Diluted	14,490	18,625	14,487	15,847
Earnings per share (note 7):
Basic	$0.28	$0.45	$0.78	$1.36
Diluted	$0.28	$0.43	$0.78	$1.34

See notes to consolidated financial statements.

2.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2006	2007
Cash flows from operating activities:
Net income	$11,370	$21,303
Depreciation	1,214	1,336
Amortization of discount on note receivable	—	(41)
Gain on conversion of exchange membership to common stock	—	(105)
Equity in earnings of affiliates, net of distributions	24	284
Minority interest, net of distributions	(1,292)	639
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(25,726)	(5,150)
Change in open contracts receivable/payable, net	—	(1,542)
Decrease (increase) in trade accounts receivable	(8,830)	5,416
Decrease (increase) in counterparty deposits and accounts receivable	(30,424)	(198)
Decrease in inventory	464	—
Increase in other assets	(1,459)	(13,713)
Increase in assets held for sale	(7,300)	(18,739)
Increase (decrease) in trade accounts payable	63,899	(509)
Increase (decrease) in accrued expenses	4,938	(144)
Decrease in liabilities held for sale	(6,457)	(5,158)

Net cash provided by (used in) operating activities	421	(16,321)

Cash flows from investing activities:
Purchase of furniture, equipment, and improvements	(894)	(1,928)
Purchase of furniture, equipment, and improvements held for sale	(27)	(54)
Purchase of marketable securities	—	(25,000)
Issuance on notes receivable, net	(19,268)	(23,588)
Purchase of exchange membership and stock	(4,945)	(1,855)
Proceeds from the sale of exchange membership and stock	613	—
Proceeds from conversion of exchange membership to common stock	—	378

Net cash used in investing activities	(24,521)	(52,047)

Cash flows from financing activities:
Increase (decrease) in checks written in excess of bank balance	236	(1,656)
Net proceeds from notes payable held for sale	21,012	19,363
Proceeds from notes payable, net	25,480	20,452
Proceeds from initial public offering, net	—	129,670
Proceeds from issuance of common stock	—	550
Proceeds from issuance of redeemable common stock held by ESOP	223	—
Payment for redemption of common stock	—	(48,486)
Dividends paid	(2,898)	(6,057)
Payments under capital lease held for sale	(412)	(412)
Monies deposited in escrow	(44)	(54)
Monies released from escrow	—	2,526
Proceeds from subordinated debt	4,500	8,000
Payments on subordinated debt	(3,000)	(14,000)

Net cash provided by financing activities	45,097	109,896

Net increase in cash and cash equivalents – unrestricted	20,997	41,528
Cash and cash equivalents – unrestricted – beginning of period	21,347	51,659

Cash and cash equivalents – unrestricted – end of period	$42,344	$93,187

Supplemental disclosures of cash flow information:
Interest paid	$3,995	$8,663
Income taxes paid	$7,596	$13,371

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,368	$—

Reclassification of ESOP shares due to initial public offering (note 9)	$—	$(6,079)

See notes to consolidated financial statements.

3.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company also has minority holdings in three other entities, all of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 14, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents consist of investments with original maturities of three months or less and include money market funds totaling $48.6 million and $89.5 million at August 31, 2006 and May 31, 2007, respectively.

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

FGDI, LLC (FGDI) uses futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts. Futures and options contracts, forward cash purchase contracts, and forward cash sales contracts of merchandisable agricultural commodities are valued at market price. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts and futures contracts are recognized in earnings immediately in cost of goods sold. Unrealized gains and losses on forward cash purchase contracts, forward cash sales contracts, and futures contracts represent the fair value of such instruments and are classified on the statement of financial condition as open contracts. These assets and liabilities are a component of assets and liabilities held for sale, see note 3.

4.

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

OTHER ASSETS

Other assets at May 31, 2007 include $10.4 million of customer deliveries taken on the Chicago Board of Trade. The Company financed these grain deliveries, for a short period, for the benefit of our customers, secured by the warehouse receipt on such grain. There were no grain deliveries financed at August 31, 2006.

STOCK BASED COMPENSATION

Effective September 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning September 1, 2006 for all share-based payment awards made to employees and directors. The adoption of SFAS 123R did not affect previously reported periods. Therefore, the Company’s financial statements for the prior periods do not reflect any restated amounts. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The Company determined the amount of stock-based compensation expense in the nine months ended May 31, 2007, based on awards that it ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NEW ACCOUNTING PRINCIPLES

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48 or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification of, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning after December 15, 2006. We are still evaluating the impact of this Interpretation which will be applied to our consolidated financial statements on September 1, 2007.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants

5.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS No. 159 will have on the consolidated financial statements.

2. INITIAL PUBLIC OFFERING

In March 2007, the Company completed its initial public offering, or IPO, of common stock in which it issued and sold 5,865,000 shares of common stock, including 765,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at a public offering price of $24.00 per share. The Company raised a total of $140.8 million in gross proceeds from the IPO, or approximately $129.7 million in net proceeds after deducting underwriting discounts and commissions of $9.9 million and other offering costs of $1.2 million. In connection with the offering, approximately 2,172,000 shares of common stock were subsequently redeemed.

3. ASSETS AND LIABILITIES HELD FOR SALE

On June 1, 2007, the Company announced that it had entered into and closed an equity purchase agreement to sell a portion of its interest in FGDI, LLC to Agrex, Inc. (“Agrex”), a subsidiary of Mitsubishi and the other existing member of FGDI, for $6,750,000 in cash. This entity represents the entire Grain Merchandising segment discussed in note 11. The resulting gain before taxes on the transaction, which will be recognized in the fourth quarter of 2007, is approximately $2.6 million. The Company retains a 25% interest in the equity of FGDI and will account for this non-controlling interest on the equity method of accounting.

As of May 31, 2007, the assets and liabilities of FGDI have been presented separately in the statement of financial condition as “Assets held for sale” and “Liabilities held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal

6.

of Long-Lived Assets” (SFAS 144). Prior year amounts have been reclassified for comparative purposes. The assets and liabilities of FGDI have been reported in the Grain Merchandising segment (see note 11). A summary of the major classes of assets and liabilities held for sale as of August 31, 2006 and May 31, 2007 are as follows:

	August 31, 2006	May 31, 2007
	($ in thousands)
Assets held for sale*
Cash and cash equivalents	$8,495	$3,257
Commodity margin deposits	3,758	4,082
Trade accounts receivable and advances	32,880	32,264
Open contracts receivable	6,900	29,182
Inventories - grain and fertilizer	26,628	31,263
Furniture, equipment and storage facilities, net of accumulated depreciation	4,222	3,722
Other	4,578	2,266

	$87,461	$106,036

Liabilities held for sale*
Trade accounts payable and advances	$28,451	$23,222
Open contracts payable	10,777	10,806
Notes payable	25,510	49,032
Subordinated debt	1,000	1,000
Accrued expenses	1,846	2,143
Obligations under capital leases	3,575	3,162
Other	6,542	4,780

	$77,701	$94,145

*	The assets and liabilities held for sale as presented here include certain intercompany assets and liabilities, consisting primarily of commodity margin deposits, notes payable and accrued expenses, that have been eliminated on the statement of financial condition.

4. INVENTORIES

Grain inventories are carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. See note 3 as these inventories are a component of assets held for sale.

Fertilizer inventory is recorded at the lower of cost or market using the first-in, first-out method.

A summary of inventories as of August 31, 2006 and May 31, 2007 are as follows:

	August 31, 2006	May 31, 2007
	($ in thousands)
Grain	$25,540	$31,031
Fertilizer	1,088	232

	$26,628	$31,263

7.

5. NOTES PAYABLE

Notes payable outstanding at August 31, 2006 and May 31, 2007 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at May 31, 2007 (in millions)		Amount Outstanding at
				August 31, 2006	May 31, 2007
Margin Call Facilities:				($ in thousands)
Deere Credit, Inc.	March 1, 2008	$48.7		—	—
Harris, N.A.	January 31, 2008	30.0	(1)	—	—
CoBank, ACB	December 30, 2007	10.0		—	—
CoBank, ACB	December 30, 2008	10.0		—	—
Commodity Merchandising Facilities:
CoBank, ACB	June 30, 2007	65.0	(2)	20,993	42,134
CoBank, ACB	June 30, 2008	8.0	(2)	—	—
AFG Trust Finance Limited	September 18, 2007	8.0	(2)	4,058	2,279
Commodity Financing Facilities:
Harris, N.A.	January 31, 2008	5.0		—	—
Deere Credit, Inc.	March 1, 2008	96.0		7,100	19,746
CoBank, ACB	May 1, 2008	100.0		3,405	1,918
Fortis Capital Corp.	Demand	20.0		1,116	1,480
RZB Finance, LLC	Demand	8.0		1,068	—
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	3,785
Standard Chartered Bank, New York	Demand	20.0		—	—
Standard Chartered Bank, London	Demand	16.6	(3)	—	16,642
Other borrowings:
Deere Credit, Inc.	October 1, 2009	13.3		10,250	—
Long-term note	December 31, 2012	0.1		179	—

Total				$48,169	$87,984

(1)	$15.0 million of the line expired on June 30, 2007 and was not renewed.

(2)	On June 1, 2007, the Company entered into an equity purchase agreement to sell a portion of its interest in FGDI to Agrex the other existing member of FGDI. These amounts are presented as a component of liabilities held for sale on the statements of financial condition. In addition, subsequent to May 31, 2007, FGDI’s lines of credit will no longer be consolidated into the Company’s statement of financial condition. On June 28, 2007, FGDI repaid all notes payable owed to CoBank and has secured alternative financing through arrangements with other lenders.

(3)	During December 2006, FCStone Merchant Services, LLC began entering into hedged commodity transactions with Standard Chartered Bank, London (SCBL) on a transaction-by-transaction basis as part of its repurchase program business plan. There is no commitment for futures advances, and the $16.6 million outstanding at May 31, 2007 represents the repurchase obligation value of the hedged commodity transactions that were in place at May 31, 2007.

6. PENSION PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Effective April 1, 2006, such plan was closed to new employees hired subsequent to the April 1, 2006 date. Additionally, the Company has a nonqualified noncontributory retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date. Related to the sale of a portion of FGDI (see note 3), assets and liabilities associated with benefits accrued by the active employees of FGDI covered under the noncontributory retirement plan will be transferred from the Company’s noncontributory retirement plan to a plan of FGDI. The transfer will be in accordance with the requirements of Section 414(1) of the Internal Revenue Code of 1986, as amended. Subsequent to May 31, 2007, no pension expense will be recorded related to benefits accrued by the active employees of FGDI. Pension expense for the three and nine month periods ended May 31, 2006 and 2007 for the defined benefit plans consists of the following components:

8.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Service cost	511	$480	$1,533	$1,442
Interest cost	328	401	986	1,202
Less expected return on plan assets	(306)	(385)	(918)	(1,156)
Net amortization and deferral	230	142	689	427

Net periodic pension expense	$763	$638	$2,290	$1,915

7. EARNINGS PER SHARE

Earnings per share (EPS) has been presented in the accompanying Consolidated Statements of Operations. Basic earnings per share excludes dilution and was computed by dividing the applicable net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share was calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options using the treasury stock method. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share.

For the three and nine month periods ended May 31, 2006, 1,200,000 stock options were excluded from the calculation of diluted earnings per share, because they were not outstanding as of May 31, 2006.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three and nine month periods ended May 31, 2006 and 2007:

	May 31, 2006			May 31, 2007
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(amounts in thousands, except per share amounts)
Three Months
Basic net income	$4,051	14,490	$0.28	$8,069	17,928	$0.45
Effect of dilutive securities:
Stock options	—	—	—	—	697	(0.02)

Diluted net income	$4,051	14,490	$0.28	$8,069	18,625	$0.43

Nine Months
Basic net income	$11,370	14,487	$0.78	$21,303	15,677	$1.36
Effect of dilutive securities:
Stock options	—	—	—	—	170	(0.02)

Diluted net income	$11,370	14,487	$0.78	$21,303	15,847	$1.34

8. STOCK AWARD PLAN

On May 2, 2006, FCStone Group, Inc.’s Board of Directors approved the FCStone Group, Inc. 2006 Equity Incentive Plan (the “Plan”). The Plan permits the issuance of shares of the Company’s common stock to key employees and non-employee directors, pursuant to awards granted under the Plan, such as stock options, restricted stock awards, restricted stock units and performance share awards, as well as other stock-based awards. At May 31, 2007, 300,000 shares were available for issuance under the Plan. The Company expects to use currently authorized and unissued shares to satisfy award exercises.

9.

Prior to September 1, 2006, the Company accounted for its award granted under the plan using the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The value of the stock options issued were based upon an option-pricing model using the minimum value method as allowed under SFAS 123 and was recognized as expense in the period granted.

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. The Company has elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, no compensation costwas recognized, as the options granted prior to adoption of SFAS 123R were fully vested and expensed at the grant date, which was prior to September 1, 2006. Compensation cost for all stock-based payments granted subsequent to September 1, 2006, are based on the grant-date fair value determined in accordance with the new provisions of SFAS 123R. In adopting SFAS 123R, the estimated value of the Company’s stock-based awards (stock options), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. Under SFAS 123R, income before income taxes for the three months ended May 31, 2007 was reduced by $0.3 million.

Stock options:

Non-qualified Stock Options – On June 13, 2006, the Company granted non-qualified stock options for 960,000 shares of our common stock to our officers and management and non-qualified stock options for 240,000 shares of common stock to the non-employee directors, of the Company, at an exercise price of $8.25 per share. The options were 100% vested on the grant date and expire on June 13, 2016. In connection with the IPO, the Company granted non-qualified stock options for 157,500 shares of common stock to the non-employee directors of the Company, at an exercise price, equal to the initial public offering price of $24.00 per share. The options vest ratably over a five year period and expire on March 16, 2017.

Incentive Stock Options – In connection with the IPO, the Company granted incentive stock options for 592,500 shares of common stock to certain officers and management of the Company, at an exercise price, equal to the initial public offering price of $24.00 per share. The options vest ratably over a five year period and expire on March 16, 2017.

During the three and nine months ended May 31, 2007, the Company granted 750,000 stock options to employees and non-employee directors. The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Nine months ended May 31,
	2006	2007
Weighted-average grant date fair value	$—	$24.00
Weighted-average assumptions used:
Expected volatility	—	32.00%
Expected term (in years)	—	6.50
Risk-free interest rate	—	4.45%
Expected dividend yield	—	1.00%

Due to its lack of trading history, the Company utilizes historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. The minimum value method was used in determining fair value of stock options granted prior to September 1, 2006 as allowed under SFAS 123, which involves setting the assumption for volatility to zero. Also, because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SAB No. 107 to determine the expected term of the future option grants. The resulting term from the simplified method is 6.50 years. The risk-free rate is based on the rate available on zero-coupon U.S. Treasury instruments, with a remaining term equal to the expected term of the share options, on the date of the grant.

10.

No compensation expense was recognized related to stock options during the three and nine months ended, May 31, 2006 as no options were granted or outstanding during those periods. The Company recorded compensation expense relating to the options of approximately $0.3 million during the three and nine months ended, May 31, 2007, respectively.

A summary of the Company’s stock option activity is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
				($ in thousands)
Balance at August 31, 2006	1,200,000	$8.25	9.79
Options granted	750,000	$24.00	9.79
Options exercised	—	—
Options forfeited	—	—

Balance at May 31, 2007	1,950,000	$14.31	9.33	$54,561

Options vested as of May 31, 2007	1,200,000	$8.25	9.04	$40,848
Options vested and expected to vest as of May 31, 2007	1,950,000	$14.31	9.33	$54,561
Options exercisable as of May 31, 2007	1,200,000	$8.25	9.04	$40,848

There were no options granted during the three and nine months ended May 31, 2006. The weighted-average grant date fair value of options granted during the three and nine months ended May 31, 2007 was $24.00, respectively.

The aggregate intrinsic value is calculated as the difference between the fair market value of the Company’s common stock on May 31, 2007 and the exercise price of the underlying stock option awards multiplied by the number of shares.

The activity of non-vested shares for the nine months ended May 31, 2007 is as follows:

Nonvested shares	Shares	Average Grant-Date Fair Value
Balance at August 31, 2006	—	—
Options granted	750,000	$24.00
Options exercised	—	—
Options forfeited	—	—

Balance at May 31, 2007	750,000	$24.00

At May 31, 2007, there was $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of five years from the grant date. No shares vested during the nine months ended May 31, 2006 and 2007.

11.

9. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) in order to provide employee incentives and an additional capital infusion to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. The ESOP operates on a plan year which corresponds to the calendar year. Prior to the IPO, the Company and the ESOP obtained an annual valuation, measured as of the end of each calendar year, in connection with the administration of the ESOP. Subsequently, the valuation will be based on the closing stock market value at the end of the plan year. For plan years beginning after December 31, 2005, the Company makes matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan. Dividends received with respect to shares of Company stock allocated to participants’ accounts in the ESOP are credited to such participants’ accounts annually on the basis of the number of shares of Company stock allocated to each such participant’s account. All shares held by the ESOP are treated as outstanding in computing earnings per share. Prior to the IPO, in the event a terminated plan participant, whether by death, disability, retirement or other termination, desired to sell his or her shares of Company stock, the Company was required to purchase the shares from the participant at their appraised value at that time. Accordingly, the shares of common stock held by the ESOP were not readily marketable, and therefore the Company reflected the maximum cash obligation related to those securities outside of stockholders’ equity as temporary equity.

In connection with the IPO, the Company amended the ESOP such that the “put option” requirement does not apply to company stock distributed from the ESOP if, at such time, the Company’s stock is readily available on an established securities market. On March 16, 2007, the Company’s stock began trading on the NASDAQ Global Select Market, under the symbol FCSX, and therefore the Company’s obligation to purchase such shares of common stock ceased and the amount reflected in redeemable common stock was reclassified to stockholders’ equity.

As of August 31, 2006, the shares held by the ESOP, the ESOP appraisal value per share and the maximum cash obligation were as follows:

August 31, 2006
Shares held by the ESOP	1,398,447
ESOP appraisal value per share (as of December 31, 2005)(1)	$4.35
Maximum cash obligation (in thousands)(2)	$6,079

(1)	For August 31, 2006, the ESOP appraisal value per share is the independent valuation price of $4.35 as of December 31, 2005.

(2)	Redeemable common stock held by the ESOP represented our maximum obligation to purchase common stock distributed to a terminated plan participant based upon the most recent appraised value as of August 31, 2006. The Company’s obligation to purchase such shares of common stock ceased on March 16, 2007 in accordance with the terms of the ESOP and the amount reflected in redeemable common stock will thereafter be reflected in stockholders’ equity.

10. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the nine months ended May 31, 2007 are as follows (in thousands):

	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Maximum Cash Obligation Related to ESOP Shares	Total Stock holders’ Equity

Balance at August 31, 2006	21,747	120	(1,955)	45,062	(6,079)	58,895

Net income	—	—	—	21,303	—	21,303
Proceeds from initial public offering, net	129,670	—	—	—	—	129,670
Cash disbursed on shares redeemed	(48,486)	—	—	—	—	(48,486)
Proceeds from issuance of common stock	550	—	—	—	—	550
Dividends paid ($1.25 per share)	—	—	—	(6,057)	—	(6,057)
Stock compensation	—	277	—	—	—	277
Reclassification of ESOP shares due to IPO (note 9)	—	—	—	—	6,079	6,079

Balance at May 31, 2007	$103,481	$397	$(1,955)	$60,308	—	$162,231

11. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, Grain Merchandising, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through over-the-counter markets. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Grain Merchandising segment acts as a dealer in, and manager of, physical grain and fertilizer in the United States and international markets (see note 3). The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance.

12.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended May 31, 2006 and 2007, respectively, and the balance sheet data as of those dates (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
Three Months Ended:
May 31, 2006
Total revenues	$21,541	$21,505	$300,675	$15,587	$116	$(626)	$358,798
Interest revenue	2,744	2,508	192	865	80	(356)	6,033
Interest expense	50	97	961	720	129	(356)	1,601
Income (loss) before minority interest and income taxes	6,056	3,281	(1,193)	(1)	(2,120)	—	6,023
Total assets	517,554	560,735	86,979	51,678	13,333	(66,717)	1,163,562
May 31, 2007
Total revenues	$30,123	$27,496	$299,180	$6,405	$397	$(710)	$362,891
Interest revenue	5,793	4,237	30	1,903	547	(465)	12,045
Interest expense	87	108	1,336	1,471	68	(491)	2,579
Income (loss) before minority interest and income taxes	9,921	3,801	670	557	(1,804)	—	13,145
Total assets	713,798	610,776	106,036	52,306	41,610	(17,139)	1,507,387
Nine Months Ended:
May 31, 2006
Total revenues	$61,270	$57,385	$832,987	$27,990	$141	$(2,105)	$977,668
Interest revenue	6,087	7,234	425	2,652	160	(1,281)	15,277
Interest expense	87	251	2,758	2,229	291	(1,281)	4,335
Income (loss) before minority interest and income taxes	15,731	8,483	(911)	(102)	(5,251)	—	17,950
Total assets	517,554	560,735	86,979	51,678	13,333	(66,717)	1,163,562
May 31, 2007
Total revenues	$85,773	$75,780	$1,079,043	$27,402	$596	$(2,579)	$1,266,015
Interest revenue	14,181	11,722	94	6,061	798	(1,684)	31,172
Interest expense	284	572	4,482	4,873	568	(1,710)	9,069
Income (loss) before minority interest and income taxes	26,638	10,841	2,130	1,004	(5,871)	—	34,742
Total assets	713,798	610,776	106,036	52,306	41,610	(17,139)	1,507,387

12. CONTINGENCIES

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

13.

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant, including interest and arbitration costs, of approximately $275,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has made an accrual, of $275,000 related to this claim. On January 25, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, was deemed to be a request for a new hearing. FGDI has cross appealed as to the amount determined by the arbitration panel. FGDI has defended the appeal and seeks an order that the award be upheld in its entirety, except for the accounting amount and except that each party should be ordered to bear its own legal costs. The matter has been submitted on the appeal and is awaiting decision.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest. The claimant has filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. The arbitration hearing has been set for August 2007. FGDI is defending the appeal and seeks an order that the award be upheld in its entirety.

Management is currently unable to predict the outcome of these claims and, except as noted above, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the outcome and amount of any potential case cannot be assessed as probable. As such, except as noted above, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

On May 3, 2007, the parties to the action filed by Watseka Farmers Grain Cooperative in the United States District Court, Central District of Illinois executed a settlement agreement which provides for the dismissal of the lawsuit with prejudice to being refiled.

13. SUBSEQUENT EVENTS

On June 1, 2007, the Company entered into an equity purchase agreement to sell a portion of its interest in FGDI to Agrex, a subsidiary of Mitsubishi and the other existing member of FGDI. The Company retains a 25% interest in the equity of FGDI (see note 3). According to the terms of the agreement, Agrex paid the Company $6,750,000 in exchange for 450,000 membership units held by the Company. The Company will retain 70% interest in certain recoveries and contingent liabilities existing prior to the closing upon their ultimate resolution. The Company anticipates that, under applicable accounting standards, FGDI’s revenues and costs and expenses

14.

will no longer be consolidated in its consolidated statements of operations for future periods. Under the equity method of accounting, the Company will instead report its proportionate share of FGDI’s net income as a single line item on its consolidated statements of operations. Also, the Company anticipates it will no longer report a minority interest in FGDI.

On June 28, 2007, FGDI repaid all notes payable owed to CoBank and has secured alternative financing through arrangements with other lenders.

On July 10, 2007, the Board of Directors approved a three-for-two stock split that will be distributed in the form of a 50 percent stock dividend. The Company’s stockholders of record at the close of business on September 17, 2007 will receive one additional share for every two shares of common stock held on that date. The Company intends to distribute the shares on September 27, 2007. The stock split will increase the number of shares of common stock outstanding from approximately 18.3 million to approximately 27.5 million.

On July 12, 2007, the Company announced that it has filed a registration statement with the Securities and Exchange Commission that relates to a proposed public offering of 4,945,000 shares of common stock, including the underwriters’ over-allotment by certain pre-IPO stockholders, generally grain cooperatives, of the Company. Proceeds of this proposed offering will go entirely to such selling stockholders. No executive officers or directors of the Company are selling shares in the proposed offering.

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

In the mid 1990’s, utilizing the expertise developed in providing risk management consulting services to our traditional grain-related customers, we began a period of growth driven by our strategic decision to expand into new products and customer segments. This expansion was further accelerated when we acquired Saul Stone & Company, which enhanced our execution and clearing capabilities and gave us the ability to clear all U.S. exchange-traded commodity futures and options contracts. As our business expanded, revenues from customers who were not among our cooperative members increased significantly. In late 2004, we recognized the need to align our corporate structure with the changed dynamics of our business and to provide access to capital to finance anticipated increases in our CFTC regulatory capital requirements. In March 2005, our members approved a restructuring plan, which resulted in our ceasing to operate as a cooperative and converted the interests of our members into common stock. In March 2007, the Company completed its initial public offering, or IPO, of common stock in which a total of 5,865,000 shares were issued and sold at an IPO price of $24.00 per share, raising a total of $140.8 million in gross proceeds from the IPO, and approximately $129.7 million in net proceeds after deducting underwriting discounts and commission expenses and other offering costs. Subsequently, proceeds from the IPO were used to fund a share redemption and to reduce general corporate and subordinated debt.

We operate in four reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services, Financial Services and Grain Merchandising. We also report a Corporate and Other segment, which contains corporate expenses and equity investments not directly attributable to our operating segments. On June 1, 2007, we sold a portion of our interest in FGDI, LLC (“FGDI”), which represents our Grain Merchandising segment. Accordingly, in the future we expect to discontinue reporting a Grain Merchandising segment, and our remaining equity interest in FGDI will be included in the Corporate and Other segment.

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. While the revenues of our Grain Merchandising segment represent a large proportion of our total revenue, that segment is characterized by low operating profit margins. As a result, it is important that you read our consolidated financial

15.

statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below, especially the information regarding “Revenues, Net of Cost of Commodities Sold”. The following table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three and nine month periods ended May 31, 2006 and 2007.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Commodity and Risk Management Services	$6,056	$9,921	$15,731	$26,638
Clearing and Execution Services	3,281	3,801	8,483	10,841
Financial Services	(1)	557	(102)	1,004
Grain Merchandising	(1,193)	670	(911)	2,130
Corporate and Other	(2,120)	(1,804)	(5,251)	(5,871)

Income before minority interest and income tax expense	$6,023	$13,145	$17,950	$34,742

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

16.

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

Commissions and clearing fees. Commissions and clearing fees represent revenues generated from exchange-traded and foreign exchange (“Forex”) transactions that we execute or clear in our C&RM and Clearing and Execution Services segments. Commissions and clearing fee revenue is a product of the number of transactions we process for our customers and the rate charged on those transactions. The rate that we charge our customers varies by type of customer, type of transaction and a customer’s volume of trading activity. The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the three- and nine-month periods ended May 31, 2006 and 2007.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Commissions and clearing fees – Exchange trades	$27,493	$31,678	$74,040	$92,730
Commissions and clearing fees – Forex trades	302	3,613	595	8,817

Total commissions and clearing fees	$27,795	$35,291	$74,635	$101,547

Exchange contract volume (in millions)	12.4	14.2	34.5	40.5

Commissions and clearing fees growth was primarily related to the current fiscal year price rally and price volatility in the grain markets, continued volatility in the energy markets and the large increase in customer Forex trading.

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to Integrated Risk Management Program (IRMP) customers for customized risk management consulting services. Brokerage fees are generated from OTC derivative trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. The following table sets forth our service, consulting and brokerage fees and OTC contract volume for the three- and nine-month periods ended May 31, 2006 and 2007.

17.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Service, consulting and brokerage fees	$9,170	$10,743	$24,598	$29,152
OTC contract volume	72,520	176,266	188,103	462,510

Service, consulting and brokerage fees growth was primarily due to increased OTC contract volume from our renewable fuels customers and our Latin America/Brazilian customers.

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment. Interest revenue is primarily driven by the level of customer segregated assets deposited with us and the level of short-term interest rates. The level of customer segregated assets deposited with us is directly related to transaction volume and open contract interest of our customers. The following table sets forth interest income, customer segregated assets and average 90-day Treasury bill rates for the three- and nine-month periods ended May 31, 2006 and 2007.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Interest income	$6,033	$12,045	$15,277	$31,172
Customer segregated assets, end of period	$825,344	$913,584	$825,344	$913,584
90-day Treasury bill average rates for period	4.75%	4.93%	4.32%	4.98%

The interest increase is primarily the result of higher short-term interest rates, an increase in investable customer segregated assets, and increased activity in the grain inventory financing program.

Other revenues. Revenue generated from ocean vessel dockage and related income in our Grain Merchandising segment, profit-share arrangements in our Financial Services segment and income from equity investments, among others, are included in other revenues. Additionally, we have historically included income received from non-recurring items such as litigation settlements, gains on the sale of exchange membership stock or exchange seats and other non-recurring items which can vary significantly. The following table sets forth other revenues for the three- and nine-month periods ended May 31, 2006 and 2007.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Other revenues	$1,314	$946	$2,480	$2,392

Sales of commodities. Sales of commodities represents revenue generated from the sale of grain in the Grain Merchandising segment, the sale of fuel in the C&RM segment and the sale of various commodities in the Financial Services segment. The price of grain is volatile and is affected by various factors, including changes in the weather, economy and other factors affecting the supply and demand for grain. Although commodity sales generate a significant amount of our revenue, for management purposes we focus on the margin (gross profit) from commodity sales. The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The margin on commodity sales also provides a more meaningful comparison from period to period. The following table sets forth sales of commodities, commodities gross profit, grain bushels sold and fuel gallons sold for the three- and nine-month periods ended May 31, 2006 and 2007.

18.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Sales of commodities	$314,486	$303,866	$860,678	$1,101,752
Commodities gross profit	$3,292	$5,344	$12,198	$17,552
Grain bushels sold (millions)	56.0	45.3	180.6	174.1

The sales volume of commodities underlying revenue from sales of commodities varied by the type of commodity. Grain volume sales have declined due to higher commodity prices and increased carry in the market. We occasionally participate as a principal in back-to-back ethanol transactions.

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

Employee benefits and payroll taxes expense Employee benefits and payroll taxes expense consist primarily of employee health insurance, a defined benefit pension plan, a defined contribution 401K/ESOP plan, and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees that we employ.

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

19.

Other expenses. Other expenses consist primarily of office and equipment rent, communications, marketing information, travel, advertising, insurance, professional fees and other various expenses. The majority of these expenses are relatively fixed in nature and do not necessarily vary directly with changes in revenue.

Minority interest. Minority interest reflects the 30% minority interest held by Agrex, Inc., a subsidiary of Mitsubishi Corporation, in FGDI LLC, the subsidiary that comprises our Grain Merchandising segment. On June 1, 2007, we sold a portion of our interest in FGDI, LLC, to Agrex and retained a 25% interest in the equity of FGDI. Prior to March 31, 2006, minority interest also included a 30% interest held by an unaffiliated third party in FCStone Merchants Services, LLC. Effective March 31, 2006, FCStone Merchants Services redeemed the minority ownership interest in accordance with its limited liability company agreement.

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Revenues:
Commissions and clearing fees	$27,795	$35,291	$74,635	$101,547
Service, consulting and brokerage fees	9,170	10,743	24,598	29,152
Interest	6,033	12,045	15,277	31,172
Other	1,314	946	2,480	2,392
Sales of commodities	314,486	303,866	860,678	1,101,752

Total revenues	358,798	362,891	977,668	1,266,015
Less: Cost of commodities sold	311,194	298,522	848,480	1,084,200

Revenues, net of cost of commodities sold	$47,604	$64,369	$129,188	$181,815

20.

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

The following table reconciles EBITDA with our net income.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2007	2006	2007
	($ in thousands)
Net income:	$4,051	$8,069	$11,370	$21,303
Plus: interest expense	1,601	2,579	4,335	9,069
Plus: depreciation and amortization	424	457	1,214	1,336
Plus income tax expense	2,350	4,875	6,950	12,800

EBITDA	$8,426	$15,980	$23,869	$44,508

Results of Operations

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006

Executive Summary

Net income increased $4.0 million, or 99.2%, from $4.1 million in the three months ended May 31, 2006, to $8.1 million in the three months ended May 31, 2007. This increase was primarily driven by higher exchange-traded and OTC contract trading volumes from new and existing customers, increased Forex trading due to new customers, higher interest rates and larger interest-earning segregated and OTC customer balances. During the period, exchange-traded contract volume increased by 1.8 million contracts, or 14.5%, from 12.4 million in the three months ended May 31, 2006, to 14.2 million in the three months ended May 31, 2007. The exchange-traded contract volume and related commission revenue increases in the C&RM segment continued to be affected by a significant current fiscal year commodity price rally in the grain markets and resulting ongoing volatility. In the Clearing and Execution Services segment, these contract volume and commission increases were driven primarily by continued volatility in the energy, metals and soft (coffee, sugar and cocoa) commodities. OTC contract trading volume also increased by 103,746 contracts, or 143.1%, from 72,520 in the three months ended May 31, 2006, to 176,266 in the three months ended May 31, 2007. The growth in OTC contract trading volume was primarily due to growth in our renewable fuels and Latin America\Brazilian businesses. The following chart provides revenues, costs and expenses, and net income for the period comparison.

21.

	Three Months Ended May 31, 2006		Three Months Ended May 31, 2007		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$314,486	N/M	$303,866	N/M	$(10,620)	(3.4)%
Cost of commodities sold	311,194	N/M	298,522	N/M	(12,672)	(4.1)%

Gross profit on commodities sold	3,292	6.9%	5,344	8.3%	2,052	62.3%
Commissions and clearing fees	27,795	58.4%	35,291	54.8%	7,496	27.0%
Service, consulting and brokerage fees	9,170	19.3%	10,743	16.7%	1,573	17.2%
Interest	6,033	12.7%	12,045	18.7%	6,012	99.7%
Other	1,314	2.7%	946	1.5%	(368)	(28.0)%

Revenue, net of cost of commodities sold (1)	47,604	100.0%	64,369	100.0%	16,765	35.2%

Costs and expenses
Employee compensation and broker commissions	11,014	23.1%	11,469	17.8%	455	4.1%
Pit brokerage and clearing fees	12,617	26.5%	17,640	27.4%	5,023	39.8%
Introducing broker commissions	6,373	13.4%	8,832	13.7%	2,459	38.6%
Employee benefits and payroll taxes	2,608	5.5%	2,883	4.5%	275	10.5%
Interest expense	1,601	3.4%	2,579	4.0%	978	61.1%
Depreciation	424	0.9%	457	0.7%	33	7.8%
Bad debt expense	1,304	2.7%	92	0.2%	(1,212)	(92.9)%
Other expenses	5,640	11.9%	7,272	11.3%	1,632	28.9%

Total costs and expenses (excluding cost of commodities sold)	41,581	87.4%	51,224	79.6%	9,643	23.2%

Income before income tax expense and minority interest	6,023	12.6%	13,145	20.4%	7,122	118.3%
Minority interest	(378)	(0.8)%	201	0.3%	579	(153.2)%
Income tax expense	2,350	4.9%	4,875	7.6%	2,525	107.5%

Net income	$4,051	8.5%	$8,069	12.5%	$4,018	99.2%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $16.8 million, or 35.2%, from $47.6 million in the three months ended May 31, 2006, to $64.4 million in the three months ended May 31, 2007.

22.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $10.6 million, or 3.4%, from $314.5 million in the three months ended May 31, 2006, to $303.9 million in the three months ended May 31, 2007. Cost of commodities sold decreased $12.7 million, or 4.1%, from $311.2 million in the three months ended May 31, 2006, to $298.5 million in the three months ended May 31, 2007. The decrease in sales and cost of commodities sold was due to increased grain prices, offset by a decrease in bushels handled, which accounted for $0.9 million and $3.0 million of the decrease in sales and cost of commodities sold, respectively. Grain bushels handled decreased by 10.7 million, or 19.1%, from 56.0 million in the three months ended May 31, 2006, to 45.3 million in the three months ended May 31, 2007. The decrease in bushels handled was primarily due to a decrease in corn bushels sold in the eastern and southeastern regions. The gross profit on commodities sold, however, increased $2.0 million, or 62.3%, from $3.3 million in the three months ended May 31, 2006, to $5.3 million in the three months ended May 31, 2007.

Commissions and Clearing Fees. Commissions and clearing fees increased $7.5 million, or 27.0%, from $27.8 million in the three months ended May 31, 2006, to $35.3 million in the three months ended May 31, 2007. Overall exchange-traded total volume increased by 1.8 million, or 14.5%, from 12.4 million contracts in the three months ended May 31, 2006, to 14.2 million contracts in the three months ended May 31, 2007, which accounted for $4.2 million of the increase. This increase was primarily related to continuing effects of the significant price rally and volatility in the grain markets and continued volatility in the energy markets. Additionally, Forex trades increased significantly due to the addition of several large customers and accounted for approximately $3.3 million of the higher commissions and fees.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $1.5 million, or 17.2%, from $9.2 million in the three months ended May 31, 2006, to $10.7 million in the three months ended May 31, 2007. The revenue increase resulted primarily from an increase in OTC contract volume from our renewable fuels customers and Latin America\Brazilian customers. OTC contract volume increased 103,746, or 143.1%, from 72,520 contracts in the three months ended May 31, 2006, to 176,266 contracts in the three months ended May 31, 2007. The overall OTC rate per contract was lower as we had increased lower-rate renewable fuels trades and no higher-rate weather trades in this quarter.

Interest Income. Interest income increased $6.0 million, or 99.7%, from $6.0 million in the three months ended May 31, 2006, to $12.0 million in the three months ended May 31, 2007. The increase was primarily due to higher short-term interest rates, additional customer segregated and customer OTC funds and increased activity in the grain inventory financing program.

Other Revenues. Other revenues decreased by $0.4 million, or 28.0%, from $1.3 million in the three months ended May 31, 2006, to $0.9 million in the three months ended May 31, 2007, and are primarily comprised of railcar sublease income, patronage income, transactional financing income and truck brokerage income.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $0.5 million, or 4.1%, from $11.0 million in the three months ended May 31, 2006, to $11.5 million in the three months ended May 31, 2007. The expense increase was primarily a result of volume-related increased broker commissions driven by higher revenues in the C&RM segment, and to a lesser extent additional personnel.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $5.0 million, or 39.8% from $12.6 million in the three months ended May 31, 2006, to $17.6 million in the three months ended May 31, 2007. This increase was entirely related to increased volumes of exchange-traded and Forex traded contracts.

Introducing Broker Commissions. Introducing broker commissions increased $2.4 million, or 38.6%, from $6.4 million in the three months ended May 31, 2006, to $8.8 million in the three months ended May 31, 2007. The increase was primarily due to higher contract trading volumes from customers introduced by our introducing brokers in both the C&RM and Clearing and Execution Services segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.3 million, or 10.5%, from $2.6 million in the three months ended May 31, 2006, to $2.9 million in the three months ended May 31, 2007. This increase was primarily related to the higher payroll taxes from increased employee compensation and broker commissions.

23.

Interest. Interest expense increased $1.0 million, or 61.1%, from $1.6 million in the three months ended May 31, 2006, to $2.6 million in the three months ended May 31, 2007. This increase was due primarily to higher short-term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Depreciation. Depreciation increased $33,000, or 7.8%, from $424,000 in the three months ended May 31, 2006, to $457,000 in the three months ended May 31, 2007, which was due to our increase in capital expenditures.

Bad Debt Expense. Bad debt expense decreased $1.2 million, from $1.3 million in the three months ended May 31, 2006, to $0.1 million in the three months ended May 31, 2007. The prior year expense was primarily due to the bankruptcy of a customer in our Grain Merchandising segment.

Other Expenses. Other expenses increased $1.6 million, or 28.9% from $5.7 million in the three months ended May 31, 2006, to $7.3 million in the three months ended May 31, 2007. This additional expense was primarily due to increases in professional fees and rent in support of the business.

Income Tax Expense. Our provision for income taxes increased $2.5 million from $2.4 million in the three months ended May 31, 2006, to $4.9 million in the three months ended May 31, 2007. The increase was due primarily to higher profitability. Our effective income tax rate was 36.7% in the three months ended May 31, 2006, and 37.7% for the three months ended May 31, 2007.

Operations by Segment

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006.

Our reportable operating segments consist of C&RM, Clearing and Execution Services, Financial Services and Grain Merchandising. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Revenues, expenses and equity earnings from equity affiliates that are not easily identified with one of our four operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interests and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the Consolidated Statements of Operations is included in Note 11.

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

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the three months ended May 31, 2007, this segment represented approximately 66% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

24.

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$542	$1,265
Cost of commodities sold	541	1,262

Gross profit on commodities sold	1	3
Commissions and clearing fees	8,916	12,151
Service, consulting and brokerage fees	9,320	10,873
Interest	2,744	5,793
Other	19	41

Revenues, net of cost of commodities sold	21,000	28,861
Costs and expenses:
Expenses (excluding interest expense)	14,894	18,853
Interest expense	50	87

Total costs and expenses (excluding cost of commodities sold)	14,944	18,940

Segment income before minority interest and income taxes	$6,056	$9,921

Sales of commodities and cost of commodities sold both increased $0.8 million, or 160.0%, from $0.5 million in the three months ended May 31, 2006, to $1.3 million in the three months ended May 31, 2007. We occasionally participate as a principal in back-to-back ethanol transactions.

Commissions and clearing fee revenues increased $3.3 million, or 37.1%, from $8.9 million in the three months ended May 31, 2006, to $12.2 million in the three months ended May 31, 2007. This increase in commissions and clearing fees was primarily due to a large increase in our Forex trade commissions from the addition of several significant customers and to the continuing effects of the significant grain market price rally, which resulted in a 176,000 contract, or 29.6%, increase in trading volume for exchange-traded contracts, from 595,000 contracts in the three months ended May 31, 2006, to 771,000 million contracts in the three months ended May 31, 2007. Offsetting this increase in trading volume was a slight decline in the average rate per trade. Service, consulting and brokerage fees increased $1.6 million, or 17.2%, from $9.3 million in the three months ended May 31, 2006, to $10.9 million in the three months ended May 31, 2007. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Interest income increased $3.1 million, or 114.8%, from $2.7 million in the three months ended May 31, 2006, to $5.8 million in the three months ended May 31, 2007, which was due to higher short-term interest rates and an increase in customer segregated and OTC investable funds.

25.

As a result of the above, revenues, net of cost of commodities sold, increased $7.9 million, or 37.6%, from $21.0 million in the three months ended May 31, 2006, to $28.9 million in the three months ended May 31, 2007.

Expenses, excluding interest expense, increased $4.0 million, or 26.8%, from $14.9 million in the three months ended May 31, 2006, to $18.9 million in the three months ended May 31, 2007. The expense increase was primarily related to the large volume and revenue increase and included a $1.2 million increase in employee compensation and broker commissions and related benefits, a $1.3 million increase in pit brokerage and clearing fees and a $0.8 million increase in introducing broker commissions.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the three months ended May 31, 2007, this segment represented approximately 25% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	18,997	23,254
Service, consulting and brokerage fees	—	—
Interest	2,508	4,237
Other	—	5

Revenues, net of cost of commodities sold	21,505	27,496
Costs and expenses:
Expenses (excluding interest expense)	18,127	23,587
Interest expense	97	108

Total costs and expenses (excluding cost of commodities sold)	18,224	23,695

Segment income before minority interest and income taxes	$3,281	$3,801

Commissions and clearing fees increased $4.3 million, or 22.6%, from $19.0 million in the three months ended May 31, 2006, to $23.3 million in the three months ended May 31, 2007. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Contract trading volume increased 1.6 million contracts, or 13.6%, from 11.8 million contracts in the three months ended May 31, 2006, to 13.4 million contracts in the three months ended May 31, 2007. The average rate received per contract increased slightly as a result of the change in the mix of customer activity. Interest income increased $1.7 million, or 68.0%, from $2.5 million in the three months ended May 31, 2006, to $4.2 million in the three months ended May 31, 2007, primarily due to higher short-term interest rates and increased customer segregated funds.

26.

Expenses, excluding interest expense, increased $5.5 million, or 30.4%, from $18.1 million in the three months ended May 31, 2006, to $23.6 million in the three months ended May 31, 2007. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $3.7 million and introducing broker commissions of $1.6 million. Interest expense increased $11,000, or 11.3%, from $97,000 in the three months ended May 31, 2006, to $108,000 in the three months ended May 31, 2007, primarily due to an increase in the amount of subordinated debt borrowed to increase regulatory capital and higher short-term interest rates.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the three months ended May 31, 2007, this segment represented 4% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Three Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$14,313	$3,849
Cost of commodities sold	14,233	3,835

Gross profit on commodities sold	80	14
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	865	1,903
Other	409	653

Revenue, net cost of commodities sold	1,354	2,570
Costs and expenses:
Expenses (excluding interest expense)	635	542
Interest expense	720	1,471

Total costs and expenses (excluding cost of commodities sold)	1,355	2,013

Segment income (loss) before minority interest and income taxes	$(1)	$557

27.

The sale of commodities decreased $10.5 million, or 73.4%, from $14.3 million in the three months ended May 31, 2006, to $3.8 million in the three months ended May 31, 2007. The cost of commodities sold decreased $10.4 million, or 73.2%, from $14.2 million in the three months ended May 31, 2006, to $3.8 million in the three months ended May 31, 2007. These decreases were primarily due to a decrease in the number of financing transactions we entered into as a principal, which requires us to record the gross amount of revenue and costs from commodity sales.

Interest income increased $1.0 million, or 111.1%, from $0.9 million in the three months ended May 31, 2006, to $1.9 million in the three months ended May 31, 2007. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other income, primarily comprised of railcar sublease income, transactional financing income and patronage income, increased $0.3 million, or 75.0%, from $0.4 million in the three months ended May 31, 2006, to $0.7 million in the three months ended May 31, 2007 primarily due to an increase in transactional financing income.

Expenses, excluding interest expense, remained relatively comparable with $0.6 million in the three months ended May 31, 2006, and $0.5 million in the three months ended May 31, 2007. Interest expense increased $0.8 million, or 114.3%, from $0.7 million in the three months ended May 31, 2006, to $1.5 million in the three months ended May 31, 2007. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing program and higher short-term interest rates.

Grain Merchandising

The Grain Merchandising segment acts as a dealer in and manager of physical grain and fertilizer through a 70% interest in FGDI. FGDI acts as a grain dealer in the United States and international markets, with operations primarily in Asia, Latin America and Canada. We generate a majority of our revenues in this segment from the sale of grain. The principal factor that affects our financial performance in this segment is the global supply of and demand for grain. In the three months ended May 31, 2007, this segment represented approximately 5% of our consolidated income before minority interest, income tax and corporate overhead. On June 1, 2007, we sold a portion of our interest in FGDI, LLC, to Agrex and retained a 25% interest in the equity of FGDI. Subject to applicable accounting standards, FGDI’s results of operations and financial condition will not be consolidated with our consolidated financial statements in subsequent periods.

The following table provides the financial performance of this segment.

	Three Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$299,631	$298,752
Cost of commodities sold	296,548	293,555

Gross profit on commodities sold	3,083	5,197
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	192	30
Other	852	398

Revenue, net cost of commodities sold	4,127	5,625
Costs and expenses:
Expenses (excluding interest expense)	4,359	3,619
Interest expense	961	1,336

Total costs and expenses (excluding cost of commodities sold)	5,320	4,955

Segment income (loss) before minority interest and income taxes	$(1,193)	$670

28.

The sale of commodities decreased $0.8 million, or less than 1.0%, from $299.6 million in the three months ended May 31, 2006, to $298.8 million in the three months ended May 31, 2007. Cost of commodities sold decreased $2.9 million, or 1.0%, from $296.5 million in the three months ended May 31, 2006, to $293.6 million in the three months ended May 31, 2007. Gross profit on commodities sold increased $2.1 million, or 67.7%, from $3.1 million in the three months ended May 31, 2006, to $5.2 million in the three months ended May 31, 2007. The increase in sales of commodities and cost of commodities sold was primarily due to significantly higher increased grain prices, offset by a 10.7 million bushel, or 19.1%, decrease in the volume of grain bushels sold from 56.0 million bushels in the three months ended May 31, 2006, to 45.3 million bushels in the three months ended May 31, 2007. The decrease in bushels handled was primarily due to lower corn sales in the eastern and southeastern regions, impacted by the loss of a customer to bankruptcy during the third quarter of fiscal 2006.

Other income decreased $0.5 million, or 55.6%, from $0.9 million in the three months ended May 31, 2006, to $0.4 million in the three months ended May 31, 2007. Interest income decreased $162,000 from $192,000 in the three months ended May 31, 2006, to $30,000 in the three months ended May 31, 2007.

Expenses, excluding interest expense, decreased $0.8 million, or 18.2%, from $4.4 million in the three months ended May 31, 2006, to $3.6 million in the three months ended May 31, 2007 primarily due to decreased bad debt expense of $1.1 million, offset by increased employee compensation of $0.3 million. Interest expense increased $0.3 million, or 30.0%, from $1.0 million in the three months ended May 31, 2006, to $1.3 million in the three months ended May 31, 2007, primarily due to increasing variable interest rates on the lines of credit.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. The Corporate and Other segment generated insignificant amounts of revenue during the three months ended May 31, 2006 and 2007. Corporate net expenses for the three months ended May 31, 2006 and 2007 were $2.1 million and $1.8 million, respectively. The primary reasons for the decrease were increased interest income and decreased interest expense as a result of paying down corporate debt with the IPO proceeds and investing the excess funds.

Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2007

Executive Summary

Net income increased $9.9 million, or 87.4%, from $11.4 million in the nine months ended May 31, 2006, to $21.3 million in the nine months ended May 31, 2007. This increase was primarily driven by higher exchange-traded, Forex traded and OTC contract trading volumes from new and existing customers, along with higher interest rates. The following chart provides revenues, costs and expenses, and net income for the period comparison.

	Nine Months Ended May 31, 2006		Nine Months Ended May 31, 2007		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$860,678	N/M	$1,101,752	N/M	$241,074	28.0%
Cost of commodities sold	848,480	N/M	1,084,200	N/M	235,720	27.8%

Gross profit on commodities sold	12,198	9.4%	17,552	9.7%	5,354	43.9%
Commissions and clearing fees	74,635	57.8%	101,547	55.9%	26,912	36.1%

29.

Service, consulting and brokerage fees	24,598	19.1%	29,152	16.0%	4,554	18.5%
Interest	15,277	11.8%	31,172	17.1%	15,895	104.1%
Other revenues	2,480	1.9%	2,392	1.3%	(88)	(3.6)%

Revenues, net of cost of commodities sold (1)	129,188	100.0%	181,815	100.0%	52,627	40.7%

Costs and expenses
Employee compensation and broker commissions	30,663	23.7%	34,624	19.0%	3,961	12.9%
Pit brokerage and clearing fees	33,626	26.0%	47,182	26.0%	13,556	40.3%
Introducing broker commissions	15,575	12.1%	25,208	13.9%	9,633	61.9%
Employee benefits and payroll taxes	7,292	5.7%	8,252	4.5%	960	13.2%
Interest expense	4,335	3.4%	9,069	5.0%	4,734	109.2%
Depreciation	1,214	0.9%	1,336	0.7%	122	10.1%
Bad debt expense	1,709	1.3%	1,632	0.9%	(77)	(4.5)%
Other expenses	16,824	13.0%	19,770	10.9%	2,946	17.5%

Total costs and expenses (excluding cost of commodities sold)	111,238	86.1%	147,073	80.9%	35,835	32.2%

Income before income tax expense and minority interest	17,950	13.9%	34,742	19.1%	16,792	93.6%
Minority interest	(370)	(0.3)%	639	0.4%	1,009	(272.7)%
Income tax expense	6,950	5.4%	12,800	7.0%	5,850	84.2%

Net income	$11,370	8.8%	$21,303	11.7%	$9,933	87.4%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $52.6 million, or 40.7%, from $129.2 million in the nine months ended May 31, 2006, to $181.8 million in the nine months ended May 31, 2007.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities increased by $241.1 million, or 28.0%, from $860.7 million in the nine months ended May 31, 2006, to $1,101.8 million in the nine months ended May 31, 2007. Cost of commodities sold increased $235.7 million, or 27.8%, from $848.5 million in the nine months ended May 31, 2006, to $1,084.2 million in the nine months ended May 31, 2007. The increase in sales and cost of commodities sold was due to higher grain prices, offset by a decrease in grain bushels handled. Grain bushels handled decreased by 6.5 million bushels, or 3.6%, from 180.6 million bushels in the nine months ended May 31, 2006, to 174.1 million bushels in the nine months ended May 31, 2007. The decrease in bushels handled was primarily a result of the higher grain prices which has encouraged customers to hold and carry grain. The increase in grain prices,

30.

offset by fewer bushels handled accounted for $246.7 million and $241.3 million of the increase in sales and cost of commodities sold, respectively. Physical fuel sales decreased $1.4 million, or 26.9%, from $5.2 million in the nine months ended May 31, 2006, to $3.8 million in the nine months ended May 31, 2007, as we have completed our shift in focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions. Gross profit on commodities sold increased $5.4 million, or 43.9%, from $12.2 million in the nine months ended May 31, 2006, to $17.6 million in the nine months ended May 31, 2007.

Commissions and Clearing Fees. Commissions and clearing fees increased $26.9 million, or 36.1%, from $74.6 million in the nine months ended May 31, 2006, to $101.5 million in the nine months ended May 31, 2007. The increase was due to higher trading volume, which increased by 6.0 million exchange-traded contracts, or 17.4%, from 34.5 million contracts in the nine months ended May 31, 2006, to 40.5 million contracts in the nine months ended May 31, 2007. Forex trades increased significantly due to the addition of several large customers and accounted for approximately $8.2 million of the increase.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $4.6 million, or 18.5%, from $24.6 million in the nine months ended May 31, 2006, to $29.2 million in the nine months ended May 31, 2007. The revenue increase resulted primarily from an increase in OTC contract volume from our energy, renewable fuels, and Latin America and Brazil customers. OTC contract volume increased 275,000, or 146.3%, from 188,000 contracts in the nine months ended May 31, 2006, to 463,000 contracts in the nine months ended May 31, 2007. The overall OTC rate per contract was lower as we had increased lower-rate renewable fuel trades and no higher-rate weather trades during this period.

Interest Income. Interest income increased $15.9 million, or 104.1%, from $15.3 million in the nine months ended May 31, 2006, to $31.2 million in the nine months ended May 31, 2007. The increase was primarily due to higher short-term interest rates, increased customer segregated and customer OTC funds and increased activity in the grain inventory financing program.

Other Revenues. Other revenues decreased by $0.1 million, or 3.6%, from $2.5 million in the nine months ended May 31, 2006, to $2.4 million in the nine months ended May 31, 2007. Other revenues are primarily comprised of railcar sublease income, transportation brokerage income and patronage income.

Other Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $4.0 million, or 12.9%, from $30.6 million in the nine months ended May 31, 2006, to $34.6 million in the nine months ended May 31, 2007. This increase was primarily a result of a volume-related increase in broker commissions due to the higher revenues in our C&RM segment, and additional personnel.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $13.6 million, or 40.3% from $33.6 million in the nine months ended May 31, 2006, to $47.2 million in the nine months ended May 31, 2007. This increase was entirely related to increased volumes of exchange traded and Forex traded contracts.

Introducing Broker Commissions. Introducing broker commissions increased $9.6 million, or 61.9%, from $15.6 million in the nine months ended May 31, 2006, to $25.2 million in the nine months ended May 31, 2007. The increase was due to higher contract trading volumes from customers introduced by our introducing brokers in both the C&RM and Clearing and Execution Services segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $1.0 million, or 13.2%, from $7.3 million in the nine months ended May 31, 2006, to $8.3 million in the nine months ended May 31, 2007. This increase was primarily related to the higher employee compensation and broker commissions.

Interest. Interest expense increased $4.8 million, or 109.2%, from $4.3 million in the nine months ended May 31, 2006, to $9.1 million in the nine months ended May 31, 2007. This increase was due primarily to higher short-term interest rates and higher borrowings as a result of increased activity in the grain inventory financing program and in our grain merchandising operations.

Depreciation. Depreciation increased $0.1 million, or 10.1%, from $1.2 million in the nine months ended May 31, 2006, to $1.3 million in the nine months ended May 31, 2007.

31.

Bad Debt Expense. Bad debt expense decreased $0.1 million, or 4.5%, from $1.7 million in the nine months ended May 31, 2006, to $1.6 million in the nine months ended May 31, 2007.

Other Expenses. Other expenses increased $3.0 million, or 17.5%, from $16.8 million in the nine months ended May 31, 2006, to $19.8 million in the nine months ended May 31, 2007. This additional expense was primarily due to increases in professional fees and technology to support our business.

Income Tax Expense. Our provision for income taxes increased $5.8 million, or 84.2%, from $7.0 million in the nine months ended May 31, 2006, to $12.8 million in the nine months ended May 31, 2007. The increase was primarily due to higher profitability. Our effective income tax rate, 37.9% in the nine months ended May 31, 2006 and 37.5% for the nine months ended May 31, 2007, decreased primarily as a result of the larger dividend deduction from the ESOP dividend reinvestment.

Operations by Segment

Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2007.

Our reportable operating segments consist of C&RM, Clearing and Execution Services, Financial Services and Grain Merchandising. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Revenues, expenses and equity earnings from equity affiliates that are not easily identified with one of our four operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interests and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the Consolidated Statements of Operations is included in Note 11.

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

Commodity and Risk Management Services.

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the nine months ended May 31, 2007, this segment represented approximately 66% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

32.

The following table provides the financial performance for this segment.

	Nine Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$5,197	$3,807
Cost of commodities sold	5,113	3,722

Gross profit on commodities sold	84	85
Commissions and clearing fees	24,852	38,090
Service, consulting and brokerage fees	25,051	29,548
Interest	6,087	14,181
Other	83	147

Revenues, net of cost of commodities sold	56,157	82,051
Costs and expenses:
Expenses (excluding interest expense)	40,339	55,129
Interest expense	87	284

Total costs and expenses (excluding cost of commodities sold)	40,426	55,413

Segment income before minority interest and income taxes	$15,731	$26,638

Sales of commodities decreased $1.4 million, or 26.9%, from $5.2 million in the nine months ended May 31, 2006, to $3.8 million in the nine months ended May 31, 2007. The cost of commodities sold decreased $1.4 million, or 27.5%, from $5.1 million in the nine months ended May 31, 2006, to $3.7 million in the nine months ended May 31, 2007. The decrease in sales of commodities and cost of commodities sold was due to a decrease in the volume sold, as we have completed our shift in from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions.

Commissions and clearing fee revenues increased $13.2 million, or 53.0%, from $24.9 million in the nine months ended May 31, 2006, to $38.1 million in the nine months ended May 31, 2007. This increase in commissions and clearing fees was primarily due to a significant increase in Forex trade commissions of $8.2 million, from the addition of several large customers and to a significant grain market price rally, which resulted in a 0.6 million contract, or 37.5%, increase in trading volume for exchange-traded contracts, from 1.6 million contracts in the nine months ended May 31, 2006, to 2.2 million contracts in the nine months ended May 31, 2007. Offsetting this increase in trading volume was a decline in the average rate per trade. Service, consulting and brokerage fees increased $4.4 million, or 17.5%, from $25.1 million in the nine months ended May 31, 2006, to $29.5 million in the nine months ended May 31, 2007. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Interest income increased $8.1 million, or 132.8%, from $6.1 million in the nine months ended May 31, 2006, to $14.2 million in the nine months ended May 31, 2007, which was due to higher short-term interest rates and an increase in customer segregated and customer OTC funds.

Revenues, net of cost of commodities sold, increased $25.9 million, or 46.1%, from $56.2 million in the nine months ended May 31, 2006, to $82.1 million in the nine months ended May 31, 2007.

Expenses, excluding interest expense, increased $14.8 million, or 36.7%, from $40.3 million in the nine months ended May 31, 2006, to $55.1 million in the nine months ended May 31, 2007. The expense increase was primarily related to the large volume and revenue increase and included a $4.0 million increase in employee compensation and broker commissions and related benefits, a $4.2 million increase in pit brokerage and clearing fees, a $3.6 million increase in introducing broker commissions and a $1.2 million increase in bad debt expense. The bad debt expense increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million.

33.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the nine months ended May 31, 2007, this segment represented approximately 27% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Nine Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	50,151	63,953
Service, consulting and brokerage fees	—	—
Interest	7,234	11,722
Other	—	105

Revenues, net of cost of commodities sold	57,385	75,780
Costs and expenses:
Expenses (excluding interest expense)	48,651	64,367
Interest expense	251	572

Total costs and expenses (excluding cost of commodities sold)	48,902	64,939

Segment income before minority interest and income taxes	$8,483	$10,841

Commissions and clearing fees increased $13.8 million, or 27.5%, from $50.2 million in the nine months ended May 31, 2006, to $64.0 million in the nine months ended May 31, 2007. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Contract trading volume increased 5.3 million contracts, or 16.1%, from 32.9 million contracts in the nine months ended May 31, 2006, to 38.2 million contracts in the nine months ended May 31, 2007. The average rate received per contract increased as a result of the change in the mix of customer activity. Interest income increased $4.5 million, or 62.5%, from $7.2 million in the nine months ended May 31, 2006, to $11.7 million in the nine months ended May 31, 2007, primarily due to higher short-term interest rates and increased customer segregated funds. The nine months ended May 31, 2007 has other revenue of $105,000 related to the realized gain on the conversion of an exchange membership seat to common stock.

Expenses, excluding interest expense, increased $15.7 million, or 32.2%, from $48.7 million in the nine months ended May 31, 2006, to $64.4 million in the nine months ended May 31, 2007. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $9.4 million and introducing broker commissions of $6.0 million. Interest

34.

expense increased $0.3 million, or 100.0%, from $0.3 million in the nine months ended May 31, 2006, to $0.6 million in the nine months ended May 31, 2007, primarily due to an increase in the amount of subordinated debt borrowed to increase regulatory capital and higher short-term interest rates.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the nine months ended May 31, 2007, this segment represented 2% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Nine Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$24,229	$20,006
Cost of commodities sold	24,103	19,904

Gross profit on commodities sold	126	102
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	2,652	6,061
Other	1,109	1,335

Revenue, net cost of commodities sold	3,887	7,498
Costs and expenses:
Expenses (excluding interest expense)	1,760	1,621
Interest expense	2,229	4,873

Total costs and expenses (excluding cost of commodities sold)	3,989	6,494

Segment income (loss) before minority interest and income taxes	$(102)	$1,004

35.

The sale of commodities decreased $4.2 million, or 17.4%, from $24.2 million in the nine months ended May 31, 2006, to $20.0 million in the nine months ended May 31, 2007. The cost of commodities sold decreased $4.2 million, or 17.4%, from $24.1 million in the nine months ended May 31, 2006, to $19.9 million in the nine months ended May 31, 2007. These decreases were primarily due to a decrease in the number of financing transactions we entered into as a principal, which require us to record the gross amount of revenue and costs from commodity sales.

Interest income increased $3.4 million, or 125.9%, from $2.7 million in the nine months ended May 31, 2006, to $6.1 million in the nine months ended May 31, 2007. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other income remained relatively stable, with $1.1 million in the nine months ended May 31, 2006, and $1.3 million in the nine months ended May 31, 2007 and is primarily comprised of railcar sublease income.

Expenses, excluding interest expense, decreased $0.2 million, or 11.1%, from $1.8 million in the nine months ended May 31, 2006, to $1.6 million in the nine months ended May 31, 2007. Interest expense increased $2.7 million, or 122.7%, from $2.2 million in the nine months ended May 31, 2006, to $4.9 million in the nine months ended May 31, 2007. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing program and higher short-term interest rates.

Grain Merchandising

The Grain Merchandising segment acts as a dealer in and manager of physical grain and fertilizer through a 70% interest in FGDI. FGDI acts as a grain dealer in the United States and international markets, with operations primarily in Asia, Latin America and Canada. We generate a majority of our revenues in this segment from the sale of grain. The principal factor that affects our financial performance in this segment is the global supply of and demand for grain. In the nine months ended May 31, 2007, this segment represented approximately 5% of our consolidated income before minority interest, income tax and corporate overhead. On June 1, 2007, we sold a portion of our interest in FGDI, LLC, to Agrex and retained a 25% interest in the equity of FGDI. Subject to applicable accounting standards, FGDI’s results of operations and financial condition may not be consolidated with our consolidated financial statements in subsequent periods.

The following table provides the financial performance of this segment.

	Nine Months Ended May 31,
	2006	2007
	(in thousands)
Sales of commodities	$831,252	$1,077,939
Cost of commodities sold	819,673	1,061,017

Gross profit on commodities sold	11,579	16,922
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	425	94
Other	1,310	1,010

Revenue, net cost of commodities sold	13,314	18,026
Costs and expenses:
Expenses (excluding interest expense)	11,467	11,414
Interest expense	2,758	4,482

Total costs and expenses (excluding cost of commodities sold)	14,225	15,896

Segment income (loss) before minority interest and income taxes	$(911)	2,130

The sale of commodities increased $246.6 million, or 29.7%, from $831.3 million in the nine months ended May 31, 2006, to $1,077.9 million in the nine months ended May 31, 2007. Cost of commodities sold increased $241.3 million, or 29.4%, from $819.7 million in the nine months ended May 31, 2006, to $1,061.0 million in the nine months ended May 31, 2007. Gross profit

36.

on commodities sold increased $5.3 million, or 45.7%, from $11.6 million in the nine months ended May 31, 2006, to $16.9 million in the nine months ended May 31, 2007. The increase in sales of commodities, cost of commodities sold and gross profit was primarily the result of a large increase in grain prices, offset by a 6.5 million bushel, or 3.6%, decrease in the volume of grain bushels sold from 180.6 million bushels in the nine months ended May 31, 2006, to 174.1 million bushels in the nine months ended May 31, 2007, and the increase in gross margin per bushel of 51.6%. The increase in margin per bushel was primarily due to the large 2006 crop yield and strong demand for corn, soybeans and wheat both domestically, especially in the eastern grain belt, and internationally.

Other income decreased $0.3 million from $1.3 million in the nine months ended May 31, 2006, to $1.0 million in the nine months ended May 31, 2007. Interest income decreased $331,000 from $425,000 in the nine months ended May 31, 2006, to $94,000 in the nine months ended May 31, 2007.

Expenses, excluding interest expense, remained relatively comparable with $11.5 million in the nine months ended May 31, 2006, and $11.4 million in the nine months ended May 31, 2007. Interest expense increased $1.7 million, or 60.7%, from $2.8 million in the nine months ended May 31, 2006, to $4.5 million in the nine months ended May 31, 2007, primarily due to increasing variable interest rates on the lines of credit.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. The Corporate and Other segment generated insignificant amounts of revenue during the nine months ended May 31, 2006 and 2007. Corporate net expenses for the nine months ended May 31, 2006 and 2007 were $5.3 million and $5.9 million, respectively. The primary reasons for the increase were increased employee compensation, related employee benefits and professional fees.

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

In March 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 5,865,000 shares were issued and sold at an IPO price of $24.00 per share. In connection with the offering, the Company redeemed 2,159,980 shares of common stock. The Company raised a total of $140.8 million in gross proceeds from the IPO, and approximately $130.9 million in net proceeds after deducting underwriting discounts and commission expenses of $9.9 million. Subsequently, proceeds from the IPO in the amount of approximately $48.5 million has been used to fund the share redemption, approximately $28.3 million has been used to reduce notes payable and subordinated debt and approximately $1.2 million has been used for non-underwriting offering expenses.

Primary Sources and Uses of Cash

In March 2007, we completed our IPO which provided us with approximately $129.7 million in net proceeds after deducting underwriting discounts and commission expenses of $9.9 million and other offering costs of $1.2 million. Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. Prior to our IPO in March 2007, we supplemented operating cash flow with debt to fund these activities, primarily in the Grain Merchandising and Financial Services segments. Excess cash is used to fund shareholder dividends.

37.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and highly liquid investments with original maturities of three months or less at the date of purchase. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table presents a summary of unrestricted cash flows for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2007.

	Nine months ended May 31,
	2006	2007
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$421	$(16,321)
Investing Activities	(24,521)	(52,047)
Financing Activities	45,097	109,896

Net increase in cash and cash equivalents - unrestricted	$20,997	$41,528

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

Cash used in operations was $16.3 million for the nine months ended May 31, 2007, which consisted of net income of $21.3 million increased by $2.1 million of non-cash items, and decreased by $39.7 million of cash utilized for working capital. The uses for working capital included an increase in net commodity accounts receivable/payable, marketable securities and customer segregated assets of $5.2 million and an increase in open contracts receivable/payable, net of $1.5 million, relating to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $10.4 million of customer deliveries taken on the Chicago Board of Trade, offset by $5.4 million decrease in trade receivables. Also, uses of working capital include an $18.7 million increase in assets available for sale and a $5.2 million decrease in liabilities available for sale, both related to the sale of 45% ownership interest in our Grain Merchandising segment, and representing an increase in inventory and grain trade accounts receivable and advances (see note 3).

Cash provided by operating activities was $0.4 million for the nine months ended May 31, 2006, which consisted of net income of $11.4 million decreased by $0.1 million of non-cash items and decreased by $10.9 million of cash utilized for working capital.

Cash Flows from Investing Activities

Cash used in investing activities was $52.0 million for the nine months ended May 31, 2007, primarily consisting of $25.0 million of marketable securities purchased with proceeds from the IPO, and $23.6 million of cash issued on notes receivable associated with the grain inventory financing program within the Financial Services segment, and $1.9 million used to purchase an exchange membership on the Board of Trade of the City of New York, Inc., common stock of InterContinental Exchange, Inc. and a membership seat of the COMEX Division of the New York Mercantile Exchange. The exchange membership seats and stock provide us with the right to do business on the various exchanges. We have moved towards owning our own exchange seats and stock, rather than relying on memberships from affiliated individuals. We also invested $2.0 million in fixed asset expenditures primarily for office furniture and equipment and computer software and hardware.

The Company used cash of $24.5 million in its investing activities for the nine-month periods ended May 31, 2006, primarily due to the issuance of notes receivable associated with the activity of the grain inventory financing program within the Financial Services segment and the acquisition of exchange membership seats and stock.

38.

Cash Flows from Financing Activities

Cash provided by financing activities was $109.9 million for the nine months ended May 31, 2007, primarily consisting of $129.7 million of net proceeds after deducting underwriting discounts and commission expenses of $9.9 million and other offering costs of $1.2 million from our IPO in March 2007. The Company used a portion of the IPO proceeds to redeem 2.2 million shares of common stock immediately prior to the consummation of the offering at a cost of $48.5 million. Additionally, $39.8 million has been drawn on our credit facilities, of which $30.9 million of the proceeds drawn on our credit facilities was used to support the grain inventory financing programs and $19.4 million was drawn primarily for the increase in inventory and receivables in the Grain Merchandising segment. Offsetting these drawdowns was the repayment of $10.3 million borrowed primarily for general corporate purposes. Additionally, cash was used to reduce subordinated debt previously used as regulatory capital of FCStone LLC, our FCM.

Cash provided by financing activities was $45.1 million for the nine-month period ended May 31, 2006 primarily due to drawing down on our lines of credit available within our Grain Merchandising and Financial Services segments, offset by dividend payments and partial repayment of subordinated debt.

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

Short-and Long-Term Debt

We believe we have adequate lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Grain Merchandising segment had an $88.0 million line of credit with CoBank and has a $8.0 million line of credit with AFG Trust Finance available to finance its operations, including carrying significant accounts receivable and inventory, and is used extensively throughout the year. Our Financial Services segment has a total available line of credit of $254.0 million available for its commodity financing programs, and also funds a repurchase program on a transaction-by-transaction basis with Standard Chartered Bank, London. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used consistently throughout the year.

Credit Facilities. The Company maintains a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at May 31, 2007		Amount Outstanding at May 31, 2007
Deere Credit, Inc.	March 1, 2008	Margin Calls	$48.7		$—
Deere Credit, Inc.	March 1, 2008	Repurchase Agreements	96.0		19.8
Deere Credit, Inc.	October 1, 2009	Subordinated Debt for Regulatory Capital	15.0		—
Deere Credit, Inc.	October 1, 2009	General Corporate	15.3		—

Total Deere Credit, Inc.			175.0		19.8

CoBank, ACB	June 30, 2007	Grain Merchandising	65.0	(1)	42.1
CoBank, ACB	June 30, 2008	Grain Merchandising	8.0	(1)	—
CoBank, ACB	December 30, 2007	OTC & Fuel Operations	10.0		—

39.

CoBank, ACB	December 30, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	May 1, 2008	Repurchase Agreements	100.0		1.9

Total CoBank, ACB			193.0		44.0

Harris, N.A.	January 31, 2008	Margin Calls	30.0	(2)	—
Harris, N.A.	January 31, 2008	Grain Deliveries	5.0		—
AFG Trust Finance Limited	September 18, 2007	Grain Merchandising	8.0	(1)	2.3
Industrial Revenue Bonds (Capitalized Lease Obligations)	December 1, 2012	Mobile, Alabama facility additional storage	3.2		3.2
Fortis Capital Corp.	Demand	Financial Services operations	20.0		1.5
RZB Finance, LLC	Demand	Financial Services operations	8.0		—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		3.8
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0		—
Standard Chartered Bank, London	Demand	Financial Services operations	16.6	(3)	16.6
Subordinated Debt	December 31 2007 and June 30, 2008	Regulatory Capital	1.0		1.0

			$489.8		$92.2

(1)	On June 1, 2007, the Company entered into an equity purchase agreement to sell a portion of its interest in FGDI to Agrex, the other existing member of FGDI. These amounts are presented as a component of liabilities held for sale on the statements of financial condition. In addition, subsequent to May 31, 2007, FGDI’s lines of credit will no longer be consolidated into the Company’s statement of financial condition. On June 28, 2007, FGDI repaid all notes payable owed to CoBank and subsequently secured alternative financing through arrangements with other lenders

(2)	$15.0 million of the line expired on June 30, 2007 and was not renewed.

(3)	During December 2006, FCStone Merchant Services, LLC began entering into hedged commodity transactions with Standard Chartered Bank, London (SCBL) on a transaction by transaction basis as part of its repurchase program business plan. There is no commitment for futures advances, and the $16.6 million outstanding at May 31, 2007 represents the repurchase obligation value of the hedged commodity transactions that were in place at May 31, 2007.

We had approximately $489.8 million available under current credit agreements and transaction arrangements, however subsequent to May 31, 2007, commitments of $84.2 million related to Grain Merchandising and the Industrial Revenue Bonds will no longer be consolidated into the Company’s statement of financial condition. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong liquidity position and new capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. The Company was in compliance with all debt covenants effective May 31, 2007, and expects to remain in compliance in the future.

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

40

Other Capital Considerations

Our wholly-owned subsidiaries, FCStone, LLC and FCC Investments, Inc., are subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at May 31, 2007, were $75.7 million and $34.3 million, respectively. FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC and at May 31, 2007, the net capital and minimum capital requirement were $477,000 and $250,000, respectively.

In fiscal 2006, FCStone Merchant Services, LLC (FCStone Merchant Services) loaned $1.5 million to Green Diesel LLC as part of its financing to build a biodiesel production facility to be located in Houston, Texas. The loan included the issuance of warrants exercisable for 48% of the equity of Green Diesel. Subsequently, Green Diesel decided to raise additional equity in order to build a larger production facility with an annual production capacity of approximately 46 million gallons. In order to prevent the dilution of our potential 48% interest in Green Diesel, the Company invested an additional $2.4 million. On November 2, 2006, FCStone Merchant Services loaned an additional $600,000 to Green Diesel to finance the expanded facility. On April 9, 2007, Fortis Capital Corp. established an uncommitted line of credit for Green Diesel, in an initial amount of $10.0 million, which can be increased under certain conditions to $22.5 million. Green Diesel’s obligations under the Fortis line of credit are guaranteed by FCStone Merchant Services, which is supported in part by a $2.0 million guarantee to Fortis from FCStone Group. We are not contractually bound to invest additional equity in Green Diesel, although we may do so. We believe the Green Diesel production facility will begin commercial production in August 2007.

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

Commodity Price Risk

As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk. The Company follows the policy of hedging its grain transactions and physical fuel through the use of cash and futures contracts in order to minimize risk due to market fluctuations. Inventories and purchases and sales contracts are hedged to the extent practical so as to arrive at a net commodity position within the formal position limits set by the Company and deemed prudent for each commodity. The Company is exposed to risk of loss in the market value of net open commodity positions, which are calculated by aggregating grain inventories and grain subject to contract for purchase and sale. The following table presents the number of bushels in inventory, under purchase and sales contracts, and in futures positions by commodity at May 31, 2007:

	Bushels (in thousands)
	Corn	Soybeans	Wheat	Other
Inventory	2,935	602	2,520	204
Purchase Contracts	32,807	4,665	12,990	3,315
Sale Contracts	(13,457)	(8,021)	(5,335)	(2,815)
Futures Long	—	2,811	—	—
Futures Short	(22,304)	—	(10,152)	(781)

Net Open Position	(19)	57	23	(77)

41.

Bushel information is used to calculate the net open commodity position, which is sensitive to changes in commodity prices. Open cash and futures contracts for the purchase and sale of grain are reported at market value; therefore the net open commodity position multiplied by the year-end market price approximates fair value. A hypothetical 10% increase (or decrease) in the market price of the commodities listed in the table from the May 31, 2007, level would result in a gain (or loss) to future earnings of approximately $18,000.

Interest Rate Risk

We manage interest expense using fixed and floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. Of our normal borrowing, greater than 90% of the outstanding balance at May 31, 2007, had a variable interest rate and, except for the industrial revenue development bonds associated with the Mobile facility, almost all of our borrowing is on a short-term basis.

Short-term debt used to finance inventories and receivables is represented by notes payable within thirty days or less. The blended interest rate for all such notes approximates current market rates.

In the financing of grain, as interest rates increase, the spread between future option months generally becomes wider, allowing larger incomes in grain margins to offset the potential increases in interest expense. A portion of the outstanding balance of variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the notes receivable is also at a variable rate, therefore eliminating the interest rate risk on that debt. Of the variable rate debt, the average outstanding balance subject to interest rate risk of the past year was $37.3million. A hypothetical 100 basis point increase (or decrease) in interest rates would result in a (loss) or gain to future earnings of $373,000, assuming a similar debt level throughout fiscal 2007.

The risk on variable rate long-term debt associated with the capital lease obligation in the amount of $3.2 million is not material to the financial statements. We believe the interest rate risk associated with these borrowings will not have an adverse effect on our financial position, results of operations or cash flows.

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

Evaluation of disclosure controls and procedures . The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date’). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended May 31, 2007, that have materially affected, or are reasonably likely to materially impact the Company’s internal controls over financial reporting.

42.

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

On December 13, 2003, Liaoyang Edible Oils filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong alleging a breach of a sales contract by FGDI and seeking to recover damages of $1,125,000, of which $55,475 was not disputed as due under the contract. Liaoyang Edible Oils alleged that these damages arose out of disputes related to the final pricing of the contract. On December 15, 2005 the arbitration panel rendered a decision, dismissing the claim for pricing damages, but also doing its own accounting under the contract, and making an award to claimant, including interest and arbitration costs, of approximately $275,000. A partial award of attorneys’ fees and costs was also rendered in the decision, although this amount is yet to be quantified. FGDI has made an accrual, of $275,000 related to this claim. On January 25, 2006, the claimant filed an appeal, which under the arbitration rules governing this dispute, was deemed to be a request for a new hearing. FGDI has cross appealed as to the amount determined by the arbitration panel. FGDI has defended the appeal and seeks an order that the award be upheld in its entirety, except for the accounting amount and except that each party should be ordered to bear its own legal costs. The matter has been submitted on the appeal and is awaiting decision.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest. The claimant has filed an appeal, which under the arbitration rules governing this dispute, is deemed to be a request for a new hearing. The arbitration hearing has been set for August 2007. FGDI is defending the appeal and seeks an order that the award be upheld in its entirety.

Management is currently unable to predict the outcome of these claims and, except as noted above, believes their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the outcome and amount of any potential case cannot be assessed as probable. As such, except as noted above, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

On May 3, 2007, the parties to the action filed by Watseka Farmers Grain Cooperative in the United States District Court, Central District of Illinois executed a settlement agreement which provides for the dismissal of the lawsuit with prejudice to being refilled. The terms of the settlement agreement are confidential.

43.

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

44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

July 13, 2007	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

July 13, 2007	By:	/s/ Robert V. Johnson
Robert V. Johnson
Chief Financial Officer

45.