Form 10-K
period 2007-08-31
FCStone Group, Inc.
filed 2007-11-29
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-33363

FCStone Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10330 NW Prairie View Road, Kansas City, Missouri 64153	64153
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (816) 891-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the 27,416,567 shares of common stock, as adjusted for the September 2007 three for two stock split, of the registrant held by non-affiliates of the registrant on August 31, 2007, the last business day of the registrant’s fiscal year, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Stock Market on that date was $854,300,228.

As of November 21, 2007, the Registrant had 27,434,243 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 10, 2008, are incorporated by reference into Parts II and III of this Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements, such as those pertaining to our plans, strategies and prospects, both business and financial. These statements involve known and unknown risks, assumptions, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, strategy, anticipated, estimated or projected results or achievements expressed or implied by these forward-looking statements. These factors include, among other things, customer acceptance of risk management, commodity price volatility, transaction volumes, interest rates and our ability to develop new products for our customers. You should consider the risks described in the “Risk Factors” section beginning on page 11 of this annual report on Form 10-K, in evaluating any forward-looking statements included in this report.

In some cases, you can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” or other comparable terms, or by discussions of strategy, plans or intentions.

There is no assurance the events discussed or incorporated by reference in this report or circumstances reflected in the forward-looking statements will occur and actual results, performance or achievements could differ materially from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this report whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

FCStone Group, Inc. is an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle market customers in optimizing their profit margins and mitigating their exposure to commodity price risk. In addition to our risk management consulting services, we operate one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. We serve more than 7,500 customers and in fiscal 2007, executed more than 61.7 million derivative contracts in the exchange-traded and over-the-counter (“OTC”) markets. As a natural complement to our commodity risk management consulting and execution services, we also assist our customers with the financing, transportation and merchandising of their physical commodity requirements and inventories.

We began offering commodity risk management consulting services to grain elevators in 1968. Since that time, our business has evolved to meet the changing needs of our customers. In response to these changing needs, we expanded our risk management products to include derivatives on agricultural commodities, energy commodities, forest products and food products. We originally operated as a member-owned cooperative that was governed by a mission to deliver professional marketing and risk management programs to enhance the profitability of our members and other customers. In 2000, we acquired the assets of another futures commission merchant (“FCM”), Saul Stone & Company, which enhanced our execution and clearing capabilities and gave us the ability to clear all U.S. exchange-traded commodity futures and options contracts. In connection with the acquisition, we reorganized into a holding company structure. In 2004, we converted to a stock corporation to improve our access to financial capital and to facilitate continued growth in our operations. In 2007, we successfully completed our initial public offering, or IPO, of common stock in which we issued and sold 8,797,500 post-split shares of common stock at a public offering split-adjusted price of $16.00 per share. We raised a total of $140.8 million in gross proceeds from the IPO, or approximately $129.6 million in net proceeds after deducting underwriting discounts and commissions and costs of the offering.

We provide our customers with various levels of commodity risk management services, ranging from value-added consulting services delivered through our Integrated Risk Management Program (“IRMP”) to lower-margin clearing and execution services for exchange-traded derivative contracts. Our consultative focus is demonstrated by our IRMP, which involves providing our customers with commodity risk management consulting services that are designed to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. In performing consulting services, we educate our customers as to the commodity risks that they may encounter and how they can use the derivative markets to mitigate those risks. The IRMP forms the basis of our value-added approach, and serves as a competitive advantage in customer acquisition and retention. We offer our customers access to both exchange-traded and OTC derivative markets, integrating the two platforms into a seamless product offering delivered by our approximately 120 commodity risk management consultants.

We also offer clearing and execution services to a broad array of participants in exchange-traded futures and options markets including commercial accounts, professional traders, managed futures funds, introducing brokers and retail customers. We are an FCM with clearing-member status at all of the major U.S. commodity futures and options exchanges. As of August 31, 2007, we were the third largest FCM in the U.S., as measured by required customer segregated assets, not affiliated with a major financial institution or commodity producer, intermediary or end-user. Our exchange-traded futures and options transaction volumes have grown from 10.6 million contracts in fiscal year 2002 to 61.0 million contracts in fiscal 2007. As of August 31, 2007, we had $997.4 million in customer segregated assets.

In addition to our Commodity and Risk Management and Clearing and Execution Services segments discussed above, we also operate in two other related business segments. In our Financial Services segment, through FCStone Financial, Inc. (“FCStone Financial”) and FCStone Merchant Services, LLC (“FCStone Merchant Services”), we offer financing and facilitation for our customers with respect to physical commodity inventories and operations. FCStone Financial offers financing services that help our customers finance physical grain inventories, while FCStone Merchant Services provides the same services for grain inventories, as well as, other commodities. FCStone Merchant Services also provides financing in transactions where it shares in profits with customers in commodity or commodity-related projects in exchange for financial support.

In the Grain Merchandising segment, we currently operate through our minority interest in FGDI, LLC (“FGDI”). FGDI acts as a grain dealer in the United States and international markets, primarily Asia, Latin America and Canada. It also manages a pool of grain originated by a group of grain elevators in Texas. The primary role of FGDI is to link merchandisers of grain products through its network of industry contacts, serving as an intermediary to facilitate the purchase and sale of grain. Prior to June 1, 2007, we were the majority owner of FGDI, and included its assets, liabilities, revenues and expenses into our consolidated financial statements. On June 1, 2007, the Company closed an equity purchase agreement to sell a portion of its interest in FGDI to Agrex, Inc. (“Agrex”), a subsidiary of Mitsubishi, and the other existing member of FGDI. Subsequent to the sale, we account for this non-controlling interest on the equity method of accounting. As such, the assets and liabilities of FGDI are no longer consolidated (see Notes 3 and 23 to our consolidated financial statements for additional information).

Operating Segments

We operate through a number of wholly-owned subsidiaries with offices and facilities in twelve states, China, Brazil, Canada and Ireland. See Note 23 to our consolidated financial statements for a description of segment financial information. Our principal business activities consist of four operating segments as follows: commodity and risk management services, clearing and execution services, grain merchandising, and financial services. On June 1, 2007, we sold our majority interest in FGDI, which represents our Grain Merchandising segment. Accordingly, in the future we expect to discontinue reporting a Grain Merchandising segment.

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

Within the C&RM segment, we serve customers through a force of approximately 120 risk management consultants with a level of service that maximizes our abilities and the opportunity to retain the customer. Among more sophisticated customers, we provide less in the way of consulting services and focus more on providing a breadth of products and competitive pricing, while among our customers with less experience in the derivative markets, we provide a broad range of consulting services that are demonstrated most clearly in our IRMP. The IRMP is a fee-based commodity risk management consulting service that is based upon a review of our customers’ commodity inputs and outputs in their products and services, with exposures identified and quantified. We use the information obtained in this review to determine commodity exposures and design strategies intended to optimize our customers’ profit margins and mitigate their risks to changing commodity prices. We advise the client through monthly account reviews and an evaluation of existing hedge positions, as well as by review of year-to-date performance of the program.

We believe that our consulting services, including the IRMP, serve as a value-added competitive advantage in the acquisition and development of new customers. We provide our IRMP customers and other risk management consulting customers with assistance in the execution of their hedging strategies through our exchange-traded futures and options clearing and execution operations as well as access to more customized alternatives provided by our OTC trading desk. As our clients increase their knowledge and acceptance of risk management practices, they become more independent in their hedging decision-making and, in some cases, will transition to fully self-directed trading over a three-to-five year period. However, we often continue to provide transactional advice and consulting services to fully self-directed trading customers. Generally, our customers direct their own trading activity and we do not have discretionary authority to transact trades on behalf of our customers.

We maintain an extensive proprietary database of historical price information for each local market in which our customers operate. Local prices tend to react to similar fundamentals each year relative to the benchmark futures prices. Accordingly, these local characteristics can be analyzed and factored into a customer-specific risk analysis. A commodity price hedging program must recognize and account for these local differences because physical commodity prices are often driven by local supply and demand dynamics such as weather, transportation costs and availability, storage and insurance costs. While exchange-traded futures and options prices reflect the world market, we consider local markets to be more relevant to mid-sized commodity users. Therefore, we provide our customers with a tailored program reflective of the market characteristics within which they operate.

Reflective of the local nature of our product, we service our customers through 12 U.S. offices and four international offices. We currently serve approximately 500 customers through our IRMP.

We deliver our consulting services through an experienced force of approximately 120 risk management consultants. The average tenure of our consultants is eight years, while the annual turnover rate has averaged approximately 9% over the past four fiscal years. We maintain a formal training program for our incoming consultant trainees, which provides a foundation in the basics of our business, including risk management, futures and options markets, OTC markets, financial statement analysis and derivative accounting. As part of the training process, new consultants apprentice with an experienced risk management consultant for up to two years before independently managing customer relationships.

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

•

Energy—The energy customer segment targets companies where energy represents a significant input cost into the production of their product or service. Customers in this segment include producers, refiners, wholesalers, transportation companies, convenience store chains, auto and truck fleet operators, industrial companies, railroads and municipalities.

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

•

Other—We maintain a number of developing customer segments where the adoption of risk management practices is increasing and our consultative approach is serving as a catalyst to customer adoption. These customer segments currently include customers with risk management needs in the areas of forest products, food services, transportation and weather-related products. We also offer foreign exchange (“Forex”) trading services to customers seeking to mitigate currency risk or to profit from currency trading. In addition, we are participating in the development of markets for carbon and emission credits. We have entered into agreements that would, depending on further developments, enable us to market carbon and emission credits generated by third parties and share in the proceeds from sales of such credits.

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

In fiscal 2007, the C&RM segment had consolidated income before minority interest and income tax of $45.7 million, an increase of $23.8 million, or 108.7%, from $21.9 million in fiscal 2006. In fiscal 2007, the C&RM segment represented approximately 78% of our consolidated income before minority interest, income tax and corporate overhead.

See Note 23 of the notes to consolidated financial statements for a table showing a summary of the Company’s consolidated revenues by geographic area.

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

FCStone LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange (“CME”), the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”), COMEX Division of NYMEX, New York Board of Trade (“NYBOT”), Kansas City Board of Trade (“KCBT”) and the Minneapolis Grain Exchange. We are one of the largest clearing members on the NYBOT and NYMEX as measured by contracts cleared.

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

Source: Company Information

In fiscal 2007, the Clearing and Execution segment had consolidated income before minority interest and income tax of $9.6 million, a decrease of $1.4 million, or 12.7%, from $11.0 million in fiscal 2006. In fiscal 2007, the Clearing and Execution Services segment represented approximately 16% of our consolidated income before minority interest, income tax and corporate overhead. The decrease in segment consolidated income before minority interest and income tax is a direct result of a loss incurred on excess segregated funds invested with Sentinel Management Group, Inc. Excluding this non-operating loss, segment consolidated income before minority interest and income tax would have increased to $15.2 million.

Financial Services

Our Financial Services segment is comprised of FCStone Financial and FCStone Merchant Services. FCStone Financial serves as a grain financing and facilitation business through which we lend to commercial grain-related companies against physical grain inventories. We use sale/repurchase agreements to purchase grain evidenced by warehouse receipts at local grain elevators subject to a simultaneous agreement to sell such grain back to the original seller at a later date. We account for these transactions as product financing arrangements, and accordingly no grain inventory and grain purchases and sales are recorded.

FCStone Merchant Services serves as a financing vehicle for a number of different commodities, including grain, energy products and renewable fuels. These arrangements can take the form of fixed repurchase agreements, hedged commodity transactions or traditional lending arrangements, backed by letters of credit, depending on the risk, underlying commodity and borrower involved in the transaction.

We believe that our commodity risk management, merchandising and transportation expertise, along with our experience in the renewable fuels area, can be applied to the rapidly growing alternative fuels industry. Our presence in these markets and our interest in renewable fuels created an opportunity for us to provide financing to a startup biodiesel company. In fiscal 2006, we loaned $1.5 million to Green Diesel LLC (“Green Diesel”) as part of its financing to build a biodiesel production facility located in Houston, Texas. The terms of the loan agreement included the issuance of warrants exercisable for up to 48% of the equity of Green Diesel. Subsequently, Green Diesel decided to raise additional equity in order to build a larger production facility with an annual production capacity of approximately 46 million gallons. In order to prevent the dilution of our potential 48% interest in Green Diesel, we invested an additional $2.4 million. During fiscal 2007, FCStone Merchant Services loaned an additional $1.6 million to Green Diesel to finance the expanded facility and to commence the testing phase. Additionally, FCStone Merchant Services agreed to provide working capital to Green Diesel. At August 31, 2007, FCStone Merchant Services has advanced $4.3 million to Green Diesel, secured by commodity inventory. On April 9, 2007, Fortis Capital Corp. (“Fortis”) established an uncommitted line of credit for Green Diesel, in an initial amount of $10.0 million, which can be increased under certain conditions to $22.5 million. Green Diesel’s obligations under the Fortis line of credit are guaranteed by FCStone Merchant Services, which is supported in part by a $2.0 million guarantee to Fortis from the Company. As of August 31, 2007, no amounts were outstanding under the Fortis line of credit. We are not contractually bound to invest additional equity in Green Diesel, although we may do so. We believe the Green Diesel production facility will begin commercial production in the first calendar quarter of 2008. We continue to explore other avenues to increase our presence in the renewable fuels area.

On November 9, 2007, we agreed to provide funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification. We agreed to provide additional loans of up to $2.5 million for this purpose and in connection therewith obtained improved priority status for our investment, as well as majority ownership and control. If the modifications are made on schedule and perform as anticipated, commercial operations are expected to commence in calendar year 2008. Effective November 9, 2007, we have majority ownership of, and control of, Green Diesel, and anticipate that Green Diesel will be included in the consolidated financial statements as of November 30, 2007.

Grain Merchandising

As a complement to our commodity risk management consulting services, we assist our customers and utilize our market contacts to link merchandisers of grain products, through our minority interest in FGDI, which serves as an intermediary to facilitate the purchase and sale of physical grain. On June 1, 2007, we closed an equity purchase agreement to sell a portion of our interest in FGDI to Agrex for $6,750,000 in cash. This entity represents the entire Grain Merchandising segment discussed in Note 23 of the notes to the consolidating financial statements. The resulting gain on the transaction, before taxes, was approximately $2.6 million and recognized during the fourth quarter of 2007. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and account for this non-controlling interest on the equity method of accounting. The Company does not plan to continue reporting the Grain Merchandising segment in fiscal 2008.

FGDI’s services help elevators and grain marketers maximize the value of their grain by locating domestic and international buyers and assisting the originator in retaining ownership and margins as far into the marketing pipeline as possible. FGDI consistently offers value-added opportunities for its customers to merchandise their inventories beyond their traditional channels.

In the grain merchandising segment, FGDI earns revenue primarily through the sale of grain which is driven by the volume and price of grain it merchandises.

For the end-users, processors and exporters, FGDI provides a dedicated and efficient method of sourcing the specific type and quality of grain, and assures consistent delivery to match a buyer’s needs. Because FGDI works closely with a wide range of customers, it is able to regularly link customers in mutually beneficial transactions. FGDI manages and operates approximately 1,000 grain rail cars in conjunction with its merchandising program. During the nine month period ended May 31, 2007, which has been included in our consolidated financial statements, FGDI merchandised 174.1 million bushels of grain.

Regulatory Matters

We are regulated by several governmental agencies and self-regulatory organizations in connection with various aspects of our business. Compliance with these laws and regulations is material to our operations. The following discussion describes the material licenses and registrations that we maintain.

FCStone, LLC is a registered FCM with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”), both of which have regulatory authority over our company. FCStone, LLC is also a clearing member of all major U.S. futures exchanges. The CME is its Designated Self-Regulatory Organization for regulatory purposes and performs an annual examination of FCStone, LLC’s activities. FCStone LLC must file monthly and annual financial reports with the CFTC, NFA, and CME and is subject to the various rules and regulations of the CFTC, NFA, and CME.

FCStone Forex, LLC operates as material affiliated person (“MAP”) of FCStone, LLC and is subject to regulatory oversight by the NFA.

FCStone Investments, Inc., is registered as a commodity pool operator with the CFTC and a member of the NFA and acts as the general partner or managing member of commodity pools. FCStone Investments, Inc. must file with the NFA disclosure documents or an offering memorandum and annual financial reports for the commodity pools it operates. FCStone Advisory, Inc. is registered with the NFA as a commodity trading advisor and provides market commentary.

FCC Futures, Inc., and Westown Commodities, LLC, are introducing brokers (“IB”) guaranteed by FCStone, LLC. These IB’s are registered with the CFTC and members of the NFA.

FCC Investments, Inc. is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”). FCC Investments, Inc. must file quarterly and annual Financial and Operational Combined Uniform Single reports with the SEC and is subject to the various rules and regulations of the NASD.

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

Competition

The commodity and risk management industry can generally be classified into four basic types of companies: (1) pure consultants, (2) clearing FCMs providing trade execution but not broad-based consulting services, (3) captive businesses providing consulting and trade execution as divisions of financial institutions or larger commodity-oriented companies, and (4) integrated FCMs providing both consulting and trade execution from an independent platform. As a result, we compete with a large number of smaller firms that focus on personalized service, and a smaller number of large, better-capitalized companies that focus less on personalized service but have significant execution capabilities and market presence. We believe that our C&RM segment, which operates as an integrated FCM, serves the needs of middle market companies that require both the personalized consulting services provided by our risk management consultants and the trade execution services that we offer as an FCM.

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

Technology

We utilize front-end electronic trading, mid office, back office and accounting systems that process transactions on a daily basis. These systems are integrated to provide recordkeeping, trade reporting to exchange clearing, internal risk controls, and reporting to government entities, corporate managers, risk managers and customers. Our futures back office system is maintained by a service bureau which is located in Chicago with a disaster recovery site in New York. All other systems are maintained in our West Des Moines information technology headquarters data center and system backups are stored off-site.

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

We use the RISC back office trade system to process exchange-traded futures and options trades. We also commenced use of the KIODEX and a proprietary back office trade system to process OTC/derivative trades beginning in fiscal 2007. We use Globex, Clearport, eAcess, CQG, Transact, TT, RTS, RANorder and PATS electronic trading/order routing platforms.

Employees

As of August 31, 2007, we employed 374 people. This total is broken down by business segment as follows: C&RM had 216 employees; Clearing and Execution Services had 115 employees; Financial Services had 2 employees; and Corporate had 41 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. None of our employees operate under a collective bargaining agreement. Many of our employees are subject to employment agreements. It is our current policy to obtain an employment agreement containing noncompetition provisions from each risk management consultant.

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

Our customers are concentrated in the agricultural sector and related industries and we are therefore subject to government policies and regulations affecting those industries. We do a substantial amount of business with companies in the agricultural sector and related industries. Economic forces, including agricultural commodity, energy and financial markets, as well as government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability. Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports.

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

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. Each segment of our business is subject to credit risk. Over-the-counter derivative transactions are subject to credit risks, which is the risk that a counterparty will fail to meet its obligations when due. Customers and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

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

Our grain merchandising business, in which we sold our majority ownership during fiscal 2007, is also subject to credit risk for the failure of counterparties to meet their financial obligations. These counterparties may, in some instances, be in international markets, which may complicate collection efforts.

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

We face substantial competition that could negatively impact our revenues and our profitability. The commodity risk management industry and the broader financial services industry are very competitive and we expect competition to continue to intensify in the future. Many of the companies with which we compete are better capitalized than we are and have greater financial, technical, marketing and other resources than we have. Our primary competitors include both large, diversified financial institutions and commodity-oriented businesses, smaller firms that focus on specific products or regional markets and independent FCMs. As a result, we compete with a large number of smaller firms that focus on personalized service, and a smaller number of larger, better capitalized companies that focus less on personalized service but have significant execution capabilities and market presence.

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

Difficulties integrating our acquisitions could lower our profit. We plan to pursue select acquisitions in the future. If we are unable to complete acquisitions we have identified, our growth strategy could be impaired. In addition, we may encounter difficulties integrating our acquisitions and in successfully managing the growth we expect from the acquisitions. Furthermore, expansion into new businesses may expose us to additional business risks that are different from those we have traditionally experienced. Because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, our operations could be impaired as a result of business disruptions and lost management time, which could reduce our profit.

Our business could be adversely affected if we are unable to retain our existing customers or attract new customers. The success of our business depends, in part, on our ability to maintain and increase our customer base. Customers in our market are sensitive to, among other things, the costs of using our services, the quality of the services we offer, the speed and reliability of order execution and the breadth of our service offerings and the products and markets to which we offer access. We may not be able to continue to offer the pricing, service, speed and reliability of order execution or the service, product and market breadth that customers desire. In addition, once our commodity risk management consulting customers have become better educated with regard to sources of commodity risk and the tools available to facilitate the management of this risk and we have provided them with recommended hedging strategies, they may no longer continue paying monthly fees for these services. Furthermore, our existing customers, including IRMP customers, generally are not obligated to use our services and can switch providers of clearing and execution services or decrease their trading activity conducted through us at any time. As a result, we may fail to retain existing customers or be unable to attract new customers. Our failure to maintain or attract customers could have a material adverse effect on our business, financial condition and operating results.

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

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations. Our businesses, and the commodity brokerage industry generally, are subject to extensive regulation at the federal level. These regulations are designed to protect the interests of the investing public generally rather than our stockholders. Self-regulatory organizations, including the NFA and the CME (our designated self-regulatory organization), require compliance with their extensive rules and regulations. The CFTC and other federal agencies extensively regulate the U.S. futures and commodities industry. Our grain merchandising business is also subject to state regulation of grain dealers and federal regulation by the U.S. Department of Agriculture and the Food and Drug Administration.

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

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability. The legislative and regulatory environment in which we operate has undergone significant change in the past and may undergo significant change again in the future. The federal government, the CFTC, the SEC, the CME, the NFA and other U.S. or foreign governmental authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

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

We must obtain and maintain credit facilities to operate; failure to maintain such facilities would require curtailment of our operations and result in losses. We carry significant open futures positions on behalf of our customers in the C&RM and the Clearing and Execution Services segments of our business. These credit facilities are necessary in order to meet immediate margin funding requirements, to cover any abnormal commodity market fluctuations and the margin calls they produce, and to maintain positions required for our own risk management position in futures and OTC markets. If our credit facilities are unavailable or insufficient to support future levels of business activities, we may need to raise additional funds externally, either in the form of debt or equity. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

Our international operations involve special challenges that we may not be able to meet, which could adversely affect our financial results. We engage in a significant amount of business with customers in Asia, Brazil, Latin America and Canada, as well as other international markets. Certain additional risks are inherent in doing business in international markets, particularly in a regulated industry. These risks include:

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

Restrictions on our eligibility to borrow may restrict our ability to pursue our business strategies. A majority of our company’s ownership must be held by cooperatives in order to maintain our eligibility to borrow from CoBank, ACB. As a result of recent offerings, cooperatives that are our stockholders will be able to sell their common stock, which, in the future, may cause us to be ineligible to borrow from CoBank, ACB. It is uncertain whether we will be able to find substitute lines of credit on similar or better terms.

We will be exposed to risks relating to the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. As of August 31, 2008, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”) and the SEC rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

There can be no assurance that our management will not conclude that there are material weaknesses in the company’s internal control over financial reporting. If management concludes that there are material weaknesses in our internal control over financial reporting, we may be subject to investigation and sanctions by regulatory authorities, such as the SEC and our common stock may be subject to delisting by the NASDAQ Global Select Market.

Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our company.

Our compliance with Sarbanes-Oxley may require significant expenses and management resources that would need to be diverted from our other operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations.

Item 2. Properties and Locations

We lease office space for our principal business operations. Effective September 1, 2007, our corporate headquarters relocated to Kansas City, Missouri, where our current lease is operating on a month-to-month basis. We have entered into a lease term on a new building being constructed in Kansas City, which we expect to occupy during the fourth quarter of fiscal 2008. This new lease will be in place through April 30, 2015. Previously, our corporate headquarters was located in West Des Moines, Iowa, where we still operate and lease office space. We have other offices in Chicago, Illinois; New York, New York; Kansas City, Missouri; St. Louis, Missouri; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Buford, Georgia; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Summit, New Jersey; Winnipeg, Canada; and Campinas, Brazil. We have established representative offices in Beijing in the People’s Republic of China and in Dublin, Ireland. All of our offices and other principal business properties are leased.

Item 3. Legal Proceedings

The Company continues to have on-going legal proceedings related to FGDI, as disclosed below. Despite the sale of our majority membership interest in FGDI on June 1, 2007, the Company continues to be liable for seventy percent of any losses incurred by FGDI related to these specific claims.

On August 21, 2003, August 21, 2003, September 23, 2003, October 16, 2003, and July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI of charter party agreements regarding five vessels and seeking to recover damages of $242,655, $230,863, $769,302, $649,031 and $403,167, respectively. Euro-Maritime Chartering alleges that these damages arise from detention and demurrage encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI does not dispute the demurrage claims, which are estimated to total approximately $690,000. FGDI claims that, under the sales contracts with the Chinese buyers, any detention and demurrage charges were for the account of the buyers. FGDI has collected deposits from the Chinese buyers in the total amount of $669,436, which are being held pending resolution of the detention claims. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers, however, the timing of those collections may not coincide with the timing of losses for purposes of financial reporting.

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

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest. The claimant filed an appeal which was heard in July 2007. On October 5, 2007, the Appeal Board published their decision, upholding the award in favor of FGDI. FGDI intends to enforce the award against Xiamen.

We are currently unable to predict the outcome of these claims and, with the exception of the claim in which an arbitration panel has rendered a decision, believe their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, with the exception of the amount recorded as a result of the arbitration panel’s decision, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the results of arbitration and assess the need for future accruals.

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

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of August 31, 2007. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Paul G. (Pete) Anderson	54	President and Chief Executive Officer and Director
Stephan Gutierrez	56	Executive Vice President and Chief Operating Officer
Jeff Soman	56	Executive Vice President of FCStone, LLC
Robert V. Johnson	58	Executive Vice President and Chief Financial Officer
Eric Bowles	45	Senior Vice President of FCStone Trading, LLC

Pete Anderson has been employed by our company since 1987, served as President and CEO since 1999, and was appointed a director in November 2006. Prior to becoming president, Mr. Anderson was the Vice President of Operations. Mr. Anderson is the past president of the Kansas Cooperative Council and past founding chairman of the Arthur Capper Cooperative Center at Kansas State University. Mr. Anderson sits on the board of directors of Associated Benefits Corporation and is a member of National Council of Farmer Cooperatives, the National Feed and Grain Association and several other state associations.

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

Eric Bowles has been employed by our Company since 2004 and presently serves as the Senior Vice President of FCStone Trading, LLC where he oversees the daily OTC trading activity of both energy and agricultural markets. Mr. Bowles has over 22 years of experience in trading and risk management. Prior to joining the Company, Mr. Bowles worked for Bankers Trust Corporation and Macquarie Bank in the agricultural OTC markets.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the NASDAQ Global Select Market under the trading symbol “FCSX.” Prior to March 16, 2007, our common shares were not traded on any exchange.

	Share price
	High	Low
2007
Fourth quarter	$42.97	$26.76
Third quarter	34.56	18.17

The closing price for our common shares on the NASDAQ Global Select Market on November 21, 2007 was $39.88 per share.

(b) Holders. As of November 21, 2007, there were approximately 8,800 record holders of our common stock.

(c) Dividends. The board of directors has not declared a dividend for 2007. In the prior year, the board declared a split-adjusted dividend of $0.28 per share payable on December 20, 2006 to holders of record as of November 9, 2006. Future regular dividends may be declared and paid at the discretion of the board of directors. Any determination to pay cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth as of August 31, 2007 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,925,000	$9.54	450,000
Equity compensation plans not approved by stockholders	—	—	—

Total	2,925,000	$9.54	450,000

As of August 31, 2007, all of our equity compensation plans have been approved by our stockholders.

(e) The following performance graph shows a comparison, from March 16, 2007 (the date our Common Stock commenced trading on The NASDAQ Global Select Market) through August 31, 2007, of the cumulative total return for our Common Stock, the NASDAQ Composite Stock Index (CCMP) and the NASDAQ Other Financial Index (CFIN).

The performance graph assumes the value of the initial investment in the Company’s Common Stock and each index was $100 on March 16, 2007. Such returns are based on historical results and are not intended to suggest future performance.

(f) Repurchases of Equity Securities by the Company. None.

Item 6. Selected Financial Data

The table shown below presents our summary financial data at the date and for the periods indicated. The summary financial data as of August 31, 2006 and August 31, 2007 and for each of the years in the three-year period ended August 31, 2007 have been derived from our audited consolidated financial statements included elsewhere in this report on Form 10-K. The summary financial data as of August 31, 2003, 2004 and 2005 and for each of the years in the two-year period ended August 31, 2004 have been derived from our audited consolidated financial statements that are not included in this report on Form 10-K. Historical per share data has been omitted for each fiscal year prior to the fiscal year 2005 because under our previous cooperative structure in place during those periods, earnings of the cooperative were distributed as patronage dividends to members based on the level of business conducted with the cooperative as opposed to common stockholder’s proportionate share of underlying equity in the cooperative.

You should read the data set forth below in conjunction with our audited consolidated financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this report.

	Year Ended August 31,
	2003	2004	2005	2006	2007
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Commissions and clearing fees	$48,947	$67,594	$76,674	$105,622	$145,077
Service, consulting and brokerage fees	10,566	12,008	18,913	33,388	47,679
Interest	4,610	3,982	8,177	23,174	42,957
Other	4,299	4,521	7,463	2,638	4,186
Sales of commodities	1,164,334	1,536,209	1,290,620	1,129,983	1,101,752

Total revenues	1,232,756	1,624,314	1,401,847	1,294,805	1,341,651

Costs and expenses:
Cost of commodities sold	1,150,608	1,519,221	1,275,094	1,112,949	1,084,205
Employee compensation and broker commissions	25,955	30,160	32,578	44,229	49,524
Pit brokerage and clearing fees	16,382	26,713	33,141	47,613	67,978
Introducing broker commissions	8,551	10,704	14,459	22,826	36,050
Employee benefits and payroll taxes	5,971	7,136	8,044	9,801	10,678
Interest	3,040	4,418	3,946	5,705	9,937
Depreciation	837	861	1,551	1,674	1,748
Bad debt expense	76	716	4,077	1,909	1,632
Other expenses	15,270	15,365	18,926	23,568	25,983

Total costs and expenses	1,226,690	1,615,294	1,391,816	1,270,274	1,287,735

Income before income tax expense and minority interest	6,066	9,020	10,031	24,531	53,916
Minority interest	561	576	(499)	(226)	639

Income after minority interest and before income taxes	5,505	8,444	10,530	24,757	53,277
Income tax expense	1,200	2,030	3,950	9,500	20,000

Net income	$4,305	$6,414	$6,580	$15,257	$33,277

Basic shares outstanding(1)			19,607	21,749	24,500
Diluted shares outstanding(1)			19,607	21,749	25,051
Basic earnings per share			$0.34	$0.70	$1.36
Diluted earnings per share			$0.34	$0.70	$1.33

	August 31,
	2003	2004	2005	2006	2007
	(amounts in thousands)
Statement of Financial Condition:
Total assets(3)	$504,733	$603,827	$809,584	$1,057,207	$1,420,194
Notes payable and subordinated debt(3)	76,548	47,281	42,411	55,169	22,539
Obligations under capital leases(3)	5,363	4,675	4,125	3,575	—
Minority interest(3)	4,109	5,488	4,755	3,607	—
Redeemable common stock held by employee stock ownership plan (ESOP)(4)	—	—	4,487	6,079	—
Common stock and equity	$35,827	$39,829	$45,185	$58,895	$173,668

	Year Ended August 31,
	2003	2004	2005	2006	2007
	(amounts in thousands)
Segment and Other Data:
Income (loss) before minority interest and income tax expense:
Commodity and Risk Management Services	$6,676	$7,907	$11,160	$21,937	$45,721
Clearing and Execution Services	947	3,359	5,152	10,981	9,610
Financial Services	109	(447)	556	(19)	1,052
Grain Merchandising(3)	1,869	2,230	(2,037)	(430)	2,130
Corporate	(3,535)	(4,029)	(4,800)	(7,938)	(4,597)

	$6,066	$9,020	$10,031	$24,531	$53,916

Revenues, net of cost of commodities sold(2)	$82,148	$105,093	$126,753	$181,856	$257,446
EBITDA(2)	$9,382	$13,723	$16,027	$32,136	$64,962
Return on equity	11.7%	16.5%	15.4%	30.1%	33.8%
Exchange contract trading volume	16,268	29,911	36,240	47,467	60,979
Customer segregated assets, end of period	$246,215	$389,953	$594,733	$764,847	$997,436

(1)	The basic and diluted shares outstanding, for all periods, have been adjusted to reflect the three-for-one stock split effected on February 26, 2007 and the three-for-two split distributed on September 27, 2007. Additionally, the calculation of the basic and diluted shares outstanding for the year ended August 31, 2005 assumes the shares issued as a result of the restructuring, from a cooperative to a corporation, have been issued and outstanding for the full year.
(2)	See “Non-GAAP Financial Measures” below.
(3)	On June 1, 2007, the Company closed an equity purchase agreement to sell its majority interest in FGDI to Agrex, the other existing member of FGDI. Subsequent to the sale, the Company retains a 25% interest in the equity of FGDI and accounts for this non-controlling interest on the equity method of accounting. Accordingly, the Company’s consolidated statement of financial condition at August 31, 2007 does not include FGDI’s assets and liabilities. Also, the Company’s consolidated statement of operations at August 31, 2007 includes FGDI’s revenues and expenses for only the nine month period ended May 31, 2007. The Company has recorded its equity interest in FGDI’s operating results subsequent to the sale as other revenue.
(4)	Redeemable common stock held by the ESOP represented our maximum obligation to purchase common stock distributed to a terminated plan participant based upon the most recent appraised value as of August 31, 2005 and 2006, respectively. The Company’s obligation to purchase such shares of common stock ceased on March 16, 2007 in accordance with the terms of the ESOP and the IPO of our common stock. The amounts previously reflected in redeemable common stock will thereafter be reflected in stockholders’ equity.

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

	Year Ended August 31,
	2003	2004	2005	2006	2007
	(dollars in thousands)
Net income	$4,305	$6,414	$6,580	$15,257	$33,277
Plus: interest expense	3,040	4,418	3,946	5,705	9,937
Plus: depreciation	837	861	1,551	1,674	1,748
Plus: income tax expense	1,200	2,030	3,950	9,500	20,000

EBITDA	$9,382	$13,723	$16,027	$32,136	$64,962

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Year Ended August 31,
	2003	2004	2005	2006	2007
	(dollars in thousands)
Revenues:
Commissions and clearing fees	$48,947	$67,594	$76,674	$105,622	$145,077
Service, consulting and brokerage fees	10,566	12,008	18,913	33,388	47,679
Interest	4,610	3,982	8,177	23,174	42,957
Other	4,299	4,521	7,463	2,638	4,186
Sales of commodities(1)	1,164,334	1,536,209	1,290,620	1,129,983	1,101,752

Total revenues	1,232,756	1,624,314	1,401,847	1,294,805	1,341,651
Less: Cost of commodities sold(1)	1,150,608	1,519,221	1,275,094	1,112,949	1,084,205

Revenues, net of cost of commodities sold	$82,148	$105,093	$126,753	$181,856	$257,446

(1)	For the year ended August 31, 2007, sales of commodities and cost of commodities sold include only nine months of results from the operations of our grain merchandising segment. See Operations by Segment included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital structure for the years ended August 31, 2005, 2006 and 2007. This section should be read together with our audited consolidated financial statements and related notes included elsewhere in this report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this report on Form 10-K.

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. In fiscal 2007, we served more than 7,500 customers and transacted more than 61.7 million contracts in the exchange-traded and OTC markets. As a natural complement to our commodity risk management consulting and execution services, we also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

In the mid 1990’s, utilizing the expertise developed in providing risk management consulting services to our traditional grain-related customers, we began a period of growth driven by our strategic decision to expand into new products and customer segments. This expansion was further accelerated when we acquired Saul Stone & Company, which enhanced our execution and clearing capabilities and gave us the ability to clear all U.S. exchange-traded commodity futures and options contracts. As our business expanded, revenues from customers who were not among our cooperative members increased significantly. In late 2004, we recognized the need to align our corporate structure with the changed dynamics of our business and to provide access to capital to finance anticipated increases in our CFTC regulatory capital requirements. In March 2005, our members approved a restructuring plan, which resulted in our ceasing to operate as a cooperative and converted the interests of our members into common stock. In March 2007, the Company completed its IPO of common stock in which a total of 8,797,500 post-split shares were issued and sold at an IPO split-adjusted price of $16.00 per share, raising a total of $140.8 million in gross proceeds from the IPO, and approximately $129.6 million in net proceeds after deducting underwriting discounts and commission expenses and other operating costs. Proceeds from the IPO were used to fund a share redemption, reduce general corporate and subordinated debt and to increase the net capital in our FCM.

We operate in four reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services, Financial Services and Grain Merchandising. We also report a Corporate and Other segment, which contains corporate expenses and equity investments not directly attributable to our operating segments. On June 1, 2007, we sold our majority interest in FGDI, which represents our Grain Merchandising segment. Accordingly, in the future we expect to discontinue reporting a Grain Merchandising segment, and our remaining equity interest in FGDI will be included in the Corporate and Other segment.

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. While the revenues of our Grain Merchandising segment represent a large proportion of our total revenue, that segment is characterized by low operating profit margins. As a result, it is important that you read our consolidated financial statements in conjunction with the segment disclosure included below and in the notes to our consolidated financial statements. The following table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three fiscal years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007
	(in thousands)
Commodity and Risk Management Services	$11,160	$21,937	$45,721
Clearing and Execution Services	5,152	10,981	9,610
Financial Services	556	(19)	1,052
Grain Merchandising(1)	(2,037)	(430)	2,130
Corporate and Other	(4,800)	(7,938)	(4,597)

Income before minority interest and income tax expense	$10,031	$24,531	$53,916

(1)	For the year ended August 31, 2007, sales of commodities and cost of commodities sold include only nine months of results from the operations of our grain merchandising segment.

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

Commissions and clearing fees. Commissions and clearing fees represent revenues generated from exchange-traded and Forex transactions that we execute or clear in our C&RM and Clearing and Execution Services segments. Commissions and clearing fee revenue is a product of the number of transactions we process for our customers and the rate charged on those transactions. The rate that we charge our customers varies by type of customer, type of transaction and a customer’s volume of trading activity. The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments over the three fiscal years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007
	($ in thousands)
Commissions and clearing fees—Exchange trades	$76,389	$104,602	$130,932
Commissions and clearing fees—Forex trades	285	1,020	14,145

Total commissions and clearing fees	$76,674	$105,622	$145,077

Exchange contract trade volume (in millions)	36.2	47.5	61.0

Commissions and clearing fees increased from $76.7 million in fiscal 2005, to $145.1 million in fiscal 2007. This growth was primarily related to the current fiscal year price rally and price volatility in the grain markets, increased trading of energy products, due to continued volatility in the energy markets, and the large increase in customer Forex trading. Additionally, growth was due to new customers in the Clearing and Execution Services segment, as well as new customers in the renewable fuels and the Brazilian/China divisions within the C&RM segment.

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to IRMP customers for customized risk management consulting services. Brokerage fees are generated from OTC derivative trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. The following table sets forth our service, consulting and brokerage fees and OTC contract volume for the three fiscal years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007
	($ in thousands)
Service, consulting and brokerage fees	$18,913	$33,388	$47,679
OTC contract volume	152,957	325,785	750,909

Service, consulting and brokerage fees have increased period from $18.9 million in fiscal 2005, to $47.7 million in fiscal 2007. This increase was primarily due to increased OTC contract volume during that period. OTC volume is higher primarily due to new products in our commodity risk management business and due to new customers in the Brazilian and renewable fuels divisions. Additionally, growth in this revenue category has resulted from an increase in the number of and average fees from our IRMP clients.

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment. Interest revenue is primarily driven by the level of customer segregated assets deposited with us and the level of short-term interest rates. The level of customer segregated assets deposited with us is directly related to transaction volume and open contract interest of our customers. The following table sets forth interest income, customer segregated assets and average 90-day Treasury bill rates for the three fiscal years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007
	($ in thousands)
Interest income	$8,177	$23,174	$42,957
Customer segregated assets, end of period	$594,733	$764,847	$997,436
90-day Treasury bill average rates for period	2.60%	4.42%	4.94%

Interest income has increased from $8.2 million in fiscal 2005, to $43.0 million in fiscal 2007. This increase is primarily the result of an increase in both investable exchange customer segregated assets and OTC customer margin assets and higher short-term interest rates. The increase in investable exchange customer segregated assets and OTC customer margin assets are related to the increase in exchange contract and OTC contract trading volumes.

Other revenues. Other revenues represents railcar sublease income and profit-share arrangements in our Financial Services segment, service revenues and patronage income from our Grain Merchandising segment, and income from equity investments. Additionally, we have historically included income received from non-recurring items such as litigation settlements, gains on the sale of exchange membership stock or exchange seats, special dividends and other non-recurring items which can vary significantly. The following table sets forth other revenues for the three fiscal years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007
	(in thousands)
Other revenues	$7,463	$2,638	$4,186

In fiscal 2005, we experienced a significant amount of other revenues due to the sale of exchange memberships and the gain on the termination of a profit sharing agreement with a customer. Other revenue in fiscal 2006 reflects the lack of similar non-recurring gains during the year. In fiscal 2007, in addition to the normal revenues discussed above, other revenues included several significant non-recurring items, including a $3.7 million gain on the sale of excess CME Group, Inc. stock, a $2.6 million gain from the sale of a portion of its membership interest in FGDI and the CBOT’s special dividend of $0.5 million. Offsetting these gains was an investment loss on funds deposited with Sentinel Management Group, Inc of $5.6 million.

Sales of commodities. Sales of commodities represents revenue generated from the sale of grain in the Grain Merchandising segment, the sale of fuel in the C&RM segment and the sale of various commodities in the Financial Services segment. The price of grain is volatile and is affected by various factors, including changes in the weather, economy and other factors affecting the supply and demand for grain. Although commodity sales generate a significant amount of our revenue, for management purposes we focus on the margin (gross profit) from commodity sales. The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The margin on commodity sales also provides a more meaningful comparison from period to period. The following table sets forth sales of commodities, commodities gross profit and grain bushels sold for the three years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007(1)
	($ in thousands)
Sales of commodities	$1,290,620	$1,129,983	$1,101,752
Commodities gross profit	$15,526	$17,034	$17,547
Grain bushels sold (millions)	258.0	235.9	174.1

(1)	The amounts shown for fiscal 2007 represent only the nine months that we owned a majority interest in FGDI and consolidated their financial information.

Total revenues from the sale of commodities decreased from $1.3 billion in fiscal 2005, to $1.1 billion in fiscal 2007. The sales volume of commodities underlying revenue from sales of commodities varied by the type of commodity. Grain volume sales over this period declined due to both lower bushel volume and lower commodity prices. Lower bushel volume for fiscal 2007 was related to including FGDI’s nine months activity in fiscal 2007 compared to the traditional full fiscal year activity in 2005 and 2006. Margin per bushel increased during fiscal 2007 as a result of the strong export market and demand for grain domestically from the renewable fuels market.

Costs and Expenses

Cost of commodities sold. Cost of commodities sold represents the product of the volume of purchased commodities and the cost of these commodities. Commodities purchased include grain in our Grain Merchandising segment, renewable fuels and gasoline in our C&RM segment and various commodities in our Financial Services segment. The price of commodities and volume sold are variable, and can be influenced by weather conditions and general economic, market and regulatory factors and generally will follow trends impacting similar variances in revenue. Also, for fiscal 2007 cost of commodities sold includes only FGDI’s activity for the nine month period ended May 31, 2007 compared to the traditional full fiscal year activity in 2005 and 2006 (see Notes 3 and 23 to the consolidated financial statements).

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

Pit brokerage and clearing fees. Pit brokerage and clearing fees relate directly to expenses for exchange-traded futures and options clearing and settlement services, including fees we pay to the exchanges and the floor pit brokers. These fees are variable and fluctuate based on transaction volume. Clearing fees are passed on to our customers and presented gross in the consolidated statements of operations under the Financial Accounting Standards Board (“FASB”) Interpretation No.39, Offsetting of Amounts Related to Certain Contracts (as Amended), as there is no right of off-set.

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

Employee benefits and payroll taxes expense. Employee benefits and payroll taxes expense consist primarily of employee health insurance, a defined benefit pension plan, two defined contribution plans (401(k) and ESOP), and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees.

Interest expense. Interest expense consists of interest charged to us by our lenders on the loans, lines of credit and letters of credit outstanding. Our interest expense depends on the amount of debt outstanding and the interest rate environment, with all of our credit lines bearing interest at variable rates. Interest expense in our Grain Merchandising segment is affected by grain prices and the volume of bushels purchased and sold, as changes in these factors impact the amount of borrowings required to finance grain purchases and by the duration of sales transactions, which typically is longer for exported grain. We expect to see a significant decrease in the amount of interest expense in future periods, as FGDI’s interest expense will not be included in the consolidated statements of operations for the last quarter of fiscal 2007 and future periods. Interest expense related to FGDI included in the consolidated statements of operations, by quarter for fiscal 2007 was $0.9 million, $1.1 million, $0.9 million and $0, respectively.

Depreciation. Depreciation expense arises from the depreciation of property, equipment and leasehold improvements. Beginning in fiscal 2005, depreciation within the Grain Merchandising segment increased significantly when grain bins at our Mobile, Alabama, port facility, recorded as a capital lease, were placed into service. As a result of the sale of our majority membership interest in FGDI, subsequent to June 1, 2007, FGDI’s depreciation, which was approximately $0.2 million per quarter during the first nine months of fiscal 2007, will not be included in the consolidated statements of operations for the last quarter of fiscal 2007 and future periods.

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

Minority interest. Prior to June 1, 2007, minority interest reflected the 30% minority interest held by Agrex, in FGDI, the subsidiary that comprised our Grain Merchandising segment. Such minority interest ended effective June 1, 2007, when Agrex purchased a majority interest in FGDI (see Notes 3 and 23 to the consolidated financial statements). Prior to March 31, 2006, minority interest also included a 30% interest held by an unaffiliated third party in FCStone Merchants Services. Effective March 31, 2006, FCStone Merchants Services redeemed the minority ownership interest in accordance with the Limited Liability Company Agreement.

Income tax expense. Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

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

Revenues, net of cost of commodities sold, have increased from $126.8 million in fiscal 2005, to $257.4 million in fiscal 2007, primarily due to increased exchange trading and OTC contract volume trading by our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base these estimates on the information currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary materially from these estimates under different assumptions or conditions and could adversely impact our operating results and financial condition.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Open Contracts—Over-The-Counter

We broker over-the-counter option and commodity swap contracts between customers and external counterparties. The contracts are arranged on an offsetting basis, limiting our risk to performance of the two parties. Due to our role as a principal participating in both sides of these contracts, the option and swap contracts are presented gross on the consolidated statement of financial condition at their respective market values, net of offsetting assets and liabilities with the same customer or counterparty where right of offset exists. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Factors taken into consideration include credit spreads, market liquidity concentrations, and funding and administrative costs incurred over the life of the instrument. If estimates regarding the valuation of these open option and swap contracts are less favorable than management’s assumptions, we may be at risk of overstating both contract assets and liabilities or understating both contract assets and liabilities on the consolidated statements of financial condition. The offsetting nature of the contracts eliminates the effects of market fluctuations on our consolidated statements of operations.

Pensions

We have noncontributory defined benefits pension plans for most of our employees. Our funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amount we may deem to be appropriate.

We adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) on August 31, 2007. SFAS 158 has no impact on pension expense recognized in the consolidated statements of operations, but the new standard required us to recognize the funded status of pension plans on our consolidated statement of financial condition as of August 31, 2007. This unfunded obligation represents the difference between the projected benefit obligation and the fair value of plan assets. The overall impact of the adoption of SFAS 158 was a $5.3 million increase in accrued expenses and a $3.1 million net of tax decrease in stockholders’ equity (accumulated other comprehensive income). The accounting for our defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. We currently use a June 30 measurement date for our plans; therefore we will be changing our measurement date to August 31 beginning in fiscal 2008.

To account for our defined benefits pension plans, we must make three main determinations at the end of each year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results. First, we must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations at the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plans. The discount rate assumptions were based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments. See Note 10 to the consolidated financial statements for a table of the discount rates used.

Second, we must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. See Note 10 to the consolidated financial statements for a table showing the rates used.

Third, we must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year.

The expected long-term rate of return on asset assumption was determined, with the assistance of the Company’s investment consultants, based on a variety of factors. These factors include, but are not limited to, the plans’ asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on a periodic basis. See the table in Note 10 to the consolidated financial statements for the expected long-term rates used. The pension plan assets earned a return of approximately 13.3 percent in fiscal 2006 and 11.2 percent in fiscal 2007. If we had decreased our expected long-term rate of return on plan assets by 0.5 percent in fiscal 2007, our pension expense would have been increased by $0.1 million.

Stock-Based Compensation

Effective September 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning September 1, 2006 for all share-based payment awards made to employees and directors. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. Due to our lack of trading history, the Company utilizes historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. The minimum value method was used in determining fair value of stock options granted prior to September 1, 2006 as allowed under SFAS 123, which involves setting the assumption for volatility to zero. The Company determined the amount of stock-based compensation expense in the year ended August 31, 2007, based on awards that are ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 11 to the consolidated financial statements for a table showing the assumptions used to value the awards granted during fiscal 2006 and 2007.

Income Taxes

We account for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the standard, certain assumptions are made which represent significant estimates. These estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. Our assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We have not recorded a valuation allowance as of August 31, 2005, August 31, 2006, and August 31, 2007.

Contingencies

As discussed in Note 18 to the consolidated financial statements (“Note 18”), certain legal proceedings are pending or threatened in the United States and various foreign jurisdictions. We record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. To the extent a range of potential outcomes is identified and no outcome is deemed more likely than another, we record our liability at the lower end of the range. Except as discussed in Note 18: (1) we have not concluded that it is probable that a loss has been incurred in any of the pending litigation; (2) we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and (3) accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

Results of Operations

Year Ended August 31, 2006, Compared to Year Ended August 31, 2007

Executive Summary

Net income increased $18.0 million or 118.1% from $15.3 million in fiscal 2006, to $33.3 million in fiscal 2007. This increase was primarily driven by higher exchange-traded and OTC contract trading volumes from new and existing customers, along with higher interest rates applicable to larger segregated customer balances. The following chart provides revenues, costs and expenses, and net income for the period comparison:

	Year Ended August 31, 2006		Year Ended August 31, 2007		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$1,129,983	N/M	$1,101,752	N/M	$(28,231)	(2.5)%
Cost of commodities sold	1,112,949	N/M	1,084,205	N/M	(28,744)	(2.6)%

Gross profit on commodities sold	17,034	9.4%	17,547	6.8%	513	3.0%
Commissions and clearing fees	105,622	58.1%	145,077	56.4%	39,455	37.4%
Service, consulting and brokerage fees	33,388	18.4%	47,679	18.5%	14,291	42.8%
Interest	23,174	12.7%	42,957	16.7%	19,783	85.4%
Other revenues	2,638	1.5%	4,186	1.6%	1,548	58.7%

Revenues, net of cost of commodities sold(1)	181,856	100.0%	257,446	100.0%	75,590	41.6%

Costs and expenses
Employee compensation and broker commissions	44,229	24.3%	49,524	19.2%	5,295	12.0%
Pit brokerage and clearing fees	47,613	26.2%	67,978	26.4%	20,365	42.8%
Introducing broker commissions	22,826	12.6%	36,050	14.0%	13,224	57.9%
Employee benefits and payroll taxes	9,801	5.4%	10,678	4.2%	877	9.0%
Interest	5,705	3.1%	9,937	3.9%	4,232	74.2%
Depreciation	1,674	0.9%	1,748	0.7%	74	4.4%
Bad debt expense	1,909	1.0%	1,632	0.6%	(277)	(14.5)%
Other expenses	23,568	13.0%	25,983	10.1%	2,415	10.3%

Total costs and expenses (excluding cost of commodities sold)	157,325	86.5%	203,530	79.1%	46,205	29.4%

Income before income tax expense and minority interest	24,531	13.5%	53,916	20.9%	29,385	119.8%
Minority interest	(226)	(0.1)%	639	0.2%	865	(382.7)%
Income tax expense	9,500	5.2%	20,000	7.8%	10,500	110.5%

Net income	$15,257	8.4%	$33,277	12.9%	$18,020	118.1%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected Financial Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $75.5 million, or 41.6%, from $181.9 million in fiscal 2006, to $257.4 million in fiscal 2007.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $28.2 million, or 2.5%, from $1,130.0 million in fiscal 2006, to $1,101.8 million in fiscal 2007. Cost of commodities sold decreased $28.7 million, or 2.6%, from $1,112.9 million in fiscal 2006, to $1,084.2 million in fiscal 2007. The decrease in sales and cost of commodities sold was due to a decrease in the number of financing transactions we entered into as a principal, in the Financial Services segment, accounting for a $21.1 million decrease in energy sold and a $7.5 million decrease in arrangements whereby we periodically participate as a principal in back-to-back ethanol transactions in the C&RM segment.

In addition, the sales of commodities and cost of commodities sold from our Grain Merchandising segment reflected similar revenue and related cost totals, however the fiscal 2007 amounts only include nine months of activity, as described above. Grain bushels handled were 235.9 million bushels in fiscal 2006 and 174.1 million bushels in the first nine months of fiscal 2007. The discrepancy in the bushels handled was offset by the significant increase in grain prices during fiscal 2007.

Gross profit on commodities sold increased $0.5 million, or 3.0%, from $17.0 million in fiscal 2006, to $17.5 million in fiscal 2007 with the gross margin percentage increasing slightly from 1.5% to 1.6%.

Commissions and Clearing Fees. Commissions and clearing fees increased $39.5 million, or 37.4%, from $105.6 million in fiscal 2006, to $145.1 million in fiscal 2007. Total exchange-traded contract volume increased by 13.5 million exchange-traded contracts, or 28.5%, from 47.5 million contracts in fiscal 2006, to 61.0 million contracts in fiscal 2007, which accounted for $26.3 million of the increase. This increase was primarily the related to the fiscal year’s significant price rally and its continuing effects and volatility in the grain markets and continued volatility in the energy markets. Revenues increased in line with trading volume, as there was little change in the average revenue per trade during the year. Additionally, Forex trades increased significantly due to the addition of several large customers and accounted for approximately $13.1 million of the higher commissions and fees.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $14.3 million, or 42.8%, from $33.4 million in fiscal 2006, to $47.7 million in fiscal 2007. This increase was primarily due to a significant increase in OTC contract volume from our energy, renewable fuels, grain risk management and Brazilian and Chinese customers. OTC contract volume increased 425,124 contracts, or 130.5%, from 325,785 contracts in fiscal 2006, to 750,909 contracts in fiscal 2007. The overall OTC rate per contract was lower as we had an increase in lower-rate renewable fuels trades during the year. In addition, we experienced an increase in consulting fees due to more customers and higher average fees in the IRMP.

Interest Income. Interest income increased $19.8 million, or 85.4%, from $23.2 million in fiscal 2006, to $43.0 million in fiscal 2007. The increase was primarily due to increased exchange customer segregated assets and OTC customer margin assets, higher short-term interest rates and increased activity in the grain inventory financing programs.

Other Revenues. Other revenues increased by $1.6 million, or 58.7%, from $2.6 million in fiscal 2006, to $4.2 million in fiscal 2007. This increase was primarily the result of several non-recurring items, including a $3.7 million gain on the sale of excess CME Group Inc. stock, a $2.6 million gain on the sale of a portion of our FGDI membership units, a $0.5 million special dividend from CBOT and a $0.1 million gain on the conversion of a membership seat to common stock. These gains were offset by the $5.6 million loss on investments held at

Sentinel Management Group, Inc (“Sentinel”). As a result of the merger between the CBOT and the CME, the share requirements to trade on the exchanges were revised and resulted in the Company having excess shares of CME that no longer need to be pledged for clearing purposes. The loss on investments resulted when a portion of our excess segregated funds invested with Sentinel were sold to an unaffiliated third-party at a significant discount—see Note 4 to the consolidated financial statements.

Other Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $5.3 million, or 12.0%, from $44.2 million in fiscal 2006, to $49.5 million in fiscal 2007. The expense increase was primarily a result of volume-related increased broker commissions driven by higher revenues in our C&RM segment, and to a lesser extent, additional personnel.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $20.4 million, or 42.8%, from $47.6 million in fiscal 2006, to $68.0 million in fiscal 2007. This increase was directly related to increased volume of exchange-traded and Forex traded contracts.

Introducing Broker Commissions. Introducing broker commissions expense increased $13.2 million, or 57.9%, from $22.8 million in fiscal 2006, to $36.0 million in fiscal 2007. The increase was due to higher contract trading volumes from customers introduced by our introducing brokers in both the C&RM and Clearing and Execution Services segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.9 million, or 9.0%, from $9.8 million in fiscal 2006, to $10.7 million in fiscal 2007, primarily due to higher payroll taxes from increased employee compensation and broker commissions.

Interest Expense. Interest expense increased $4.2 million, or 74.2%, from $5.7 million in fiscal 2006, to $9.9 million in fiscal 2007. The increase was primarily due to higher borrowings as a result of significantly increased activity in the grain inventory financing programs and higher borrowings in the first nine months of our grain merchandising operations. Additionally, higher short-term interest rates were also a factor of the increased interest expense.

Depreciation Expense. Depreciation expense was $1.7 million in fiscal 2006 and 2007, respectively.

Bad Debt Expense. Bad debt expense decreased $0.3 million, or 14.5%, from $1.9 million in fiscal 2006, to $1.6 million in fiscal 2007. Bad debt expense in fiscal 2006 related primarily to a $1.0 million charge resulting from the bankruptcy of a customer in our Grain Merchandising segment. In fiscal 2007 the expense is primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of the pool positions under continuing adverse market conditions resulted in a charge of $1.3 million.

Other Expenses. Other expenses increased $2.4 million, or 10.3%, from $23.6 million in fiscal 2006, to $26.0 million in fiscal 2007. This additional expense was due primarily to a $1.1 million increase in professional fees, which include costs of Sarbanes-Oxley compliance and development of our carbon credits program, a $0.8 million increase in data processing fees and a $0.3 million increase in insurance costs.

Income Tax Expense. Our provision for income taxes increased $10.5 million, or 110.5%, from $9.5 million in fiscal 2006, to $20.0 million in fiscal 2007. This increase was due primarily to higher profitability, as income before income taxes was $24.8 million in 2006 compared to $53.3 million in 2007. Our effective income tax rate was 38.4% in fiscal 2006 compared to 37.5% in fiscal 2007. The amount of permanent differences was lower, which had the effect of reducing our effective income tax rate.

Year Ended August 31, 2005, Compared to Year Ended August 31, 2006

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

	Year Ended August 31, 2005		Year Ended August 31, 2006		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$1,290,620	N/M	$1,129,983	N/M	$(160,637)	(12.4)%
Cost of commodities sold	1,275,094	N/M	1,112,949	N/M	(162,145)	(12.7)%

Gross profit on commodities sold	15,526	12.2%	17,034	9.4%	1,508	9.7%
Commissions and clearing fees	76,674	60.5%	105,622	58.1%	28,948	37.8%
Service, consulting and brokerage fees	18,913	14.9%	33,388	18.4%	14,475	76.5%
Interest	8,177	6.5%	23,174	12.7%	14,997	183.4%
Other revenues	7,463	5.9%	2,638	1.5%	(4,825)	(64.7)%

Revenues, net of cost of commodities sold(1)	126,753	100.0%	181,856	100.0%	55,103	43.5%

Costs and expenses
Employee compensation and broker commissions	32,578	25.7%	44,229	24.3%	11,651	35.8%
Pit brokerage and clearing fees	33,141	26.1%	47,613	26.2%	14,472	43.7%
Introducing broker commissions	14,459	11.4%	22,826	12.6%	8,367	57.9%
Employee benefits and payroll taxes	8,044	6.3%	9,801	5.4%	1,757	21.8%
Interest	3,946	3.1%	5,705	3.1%	1,759	44.6%
Depreciation	1,551	1.2%	1,674	0.9%	123	7.9%
Bad debt expense	4,077	3.2%	1,909	1.0%	(2,168)	(53.2)%
Other expenses	18,926	14.9%	23,568	13.0%	4,642	24.5%

Total costs and expenses (excluding cost of commodities sold)	116,722	92.1%	157,325	86.5%	40,603	34.8%

Income before income tax expense and minority interest	10,031	7.9%	24,531	13.5%	14,500	144.6%
Minority interest	(499)	(0.4)%	(226)	(0.1)%	273	(54.7)%
Income tax expense	3,950	3.1%	9,500	5.2%	5,550	140.5%

Net income	$6,580	5.2%	$15,257	8.4%	$8,677	131.9%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected Financial Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $55.1 million, or 43.5%, from $126.8 million in fiscal 2005, to $181.9 million in fiscal 2006.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $160.6 million, or 12.4%, from $1,290.6 million in fiscal 2005, to $1,130.0 million in fiscal 2006. Cost of commodities sold decreased $162.1 million, or 12.7%, from $1,275.1 million in fiscal 2005, to $1,112.9 million in fiscal 2006. The decrease in sales and cost of commodities sold was due to a decrease in grain bushels handled, grain prices and physical fuel sales, offset by an increase in energy sold through financing transactions we entered into as a principal. Grain bushels handled decreased by 22.1 million bushels, or 8.6%, from 258.0 million bushels in fiscal 2005, to 235.9 million bushels in fiscal 2006. The decrease in bushels handled was the result of our decision to reduce purchases of grain for export due to less favorable market conditions, which resulted in a decline in export volume. The decrease in grain bushels handled accounted for $160.3 million of the decrease in sales and cost of commodities sold. In addition, grain prices declined and also resulted in lower sales and cost of commodities sold. Physical fuel sales declined 13.8 million gallons, or 75.8%, from 18.2 million gallons in fiscal 2005, to 4.4 million gallons in fiscal 2006. This decline resulted in an $18.3 million decrease in revenue from fuel sales and was due to our shift in focus from handling physical fuels to only periodically participating as a principal in back-to-back ethanol transactions. The number of financing transactions we entered into as a principal increased, resulting in a $18.5 million increase in sales and cost of commodities sold. Gross profit on commodities sold increased $1.5 million, or 9.7%, from $15.5 million in fiscal 2005, to $17.0 million in fiscal 2006.

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

Other Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $11.7 million, or 35.8%, from $32.6 million in fiscal 2005, to $44.2 million in fiscal 2006. This increase was primarily a result of a volume-related increase in broker commissions due to the higher revenues in our C&RM segment, and higher executive and staff incentive compensation due to higher net income,

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $14.5 million, or 43.7%, from $33.1 million in fiscal 2005, to $47.6 million in fiscal 2006. This increase was directly related to increased volume of exchange traded contracts.

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

Depreciation. Depreciation increased $0.1 million, or 7.9%, from $1.6 million in fiscal 2005, to $1.7 million in fiscal 2006.

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

Operations by Segment

Our reportable operating segments consist of C&RM, Clearing and Execution Services, Financial Services and Grain Merchandising. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Revenues, expenses and equity earnings from equity affiliates that are not easily identified with one of our four operating segments are reported in the Corporate and Other segment, which included the equity earnings of our 25% interest in FGDI for the fourth quarter of fiscal 2007. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interest and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the consolidated statements of operations is included in Note 23 for the three fiscal years ended August 31, 2007.

We prepared the financial results for our operating segments on a basis that is consistent with the aggregation criteria allowed in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from four primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts and Forex trades, (2) brokerage fees from OTC transactions, (3) interest income derived from both investable exchange customer segregated asset balances and OTC customer margin assets, as well as from our proprietary excess funds, and (4) risk management service and consulting fees. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In fiscal 2007, this segment represented approximately 78% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Year Ended August 31,
	2005	2006	2007
	(in thousands)
Sales of commodities	$30,179	$11,336	$3,806
Cost of commodities sold	30,279	11,053	3,727

Gross profit on commodities sold	(100)	283	79
Commissions and clearing fees	28,879	36,886	54,367
Service, consulting and brokerage fees	19,610	33,990	48,227
Interest	3,131	9,610	20,445
Other revenues	1,914	148	4,476

Revenues, net of cost of commodities sold	53,434	80,917	127,594
Costs and expenses:
Expenses (excluding interest expense)	42,201	58,825	81,480
Interest expense	73	155	393

Total costs and expenses (excluding cost of commodities sold)	42,274	58,980	81,873

Segment income before minority interest and income taxes	$11,160	$21,937	$45,721

Year Ended August 31, 2006, Compared to Year Ended August 31, 2007

Sales of commodities decreased $7.5 million, or 66.4%, from $11.3 million in fiscal 2006, to $3.8 million in fiscal 2007. Costs of commodities sold decreased by $7.4 million, or 66.6%, from $11.1 million in fiscal 2006, to $3.7 million in fiscal 2007. These declines were due to significantly lower volumes sold during the current year, as there was a decrease in the number of arrangements where we participated as a principal in back-to-back ethanol transactions.

Commissions and clearing fee revenues increased $17.5 million, or 47.4%, from $36.9 million in fiscal 2006, to $54.4 million in fiscal 2007. This increase in commissions and clearing fees is primarily due to a $13.1 million increase in our Forex trading commissions, from the addition of several significant customers.

Additionally the increase is due to the fiscal year’s significant grain market price rally and continued grain commodity price volatility, resulting in a 0.6 million exchange-traded contract, or 24.0%, increase in trading volume for exchange-traded contracts from 2.5 million in the year ended August 31, 2006 to 3.1 million in the year ended August 31, 2007. Offsetting this increase in trading volume was a slight decline in the average rate per trade due to higher volumes from customers with lower average commission rates.

Service, consulting and brokerage fees increased $14.2 million, or 41.8%, from $34.0 million in fiscal 2006, to $48.2 million in fiscal 2007. This increase was primarily due to a significant increase in OTC brokerage volume from renewable fuels and Brazilian customers. Total OTC contract volumes increased from 325,785 contracts in 2006 to 750,909 contracts in 2007. The overall OTC rate per contract was lower as we had an increase in lower-rate renewable fuels trades during the year. Also, we experienced an increase in consulting fees due to more customers and higher average fees in the IRMP.

Interest income increased $10.8 million, or 112.5%, from $9.6 million in fiscal 2006, to $20.4 million in fiscal 2007, primarily due to increased investable exchange customer segregated assets and OTC customer margin assets as well as, higher short-term interest rates. Other revenues increased $4.4 million, from $0.1 million in fiscal 2006, to $4.5 million in fiscal 2007, resulting primarily from a $3.7 million gain on the sale of excess CME stock and a $0.5 million special cash dividend from the CBOT.

Revenues, net of cost of commodities sold, increased $46.7 million, or 57.7%, from $80.9 million in fiscal 2006, to $127.6 million in fiscal 2007.

Expenses, excluding interest expense, increased $22.7 million, or 38.6%, from $58.8 million in fiscal 2006, to $81.5 million in fiscal 2007. The expense increase was primarily related to the large volume and revenue growth and included a $6.9 million increase in employee compensation and broker commissions and related benefits, a $5.6 million increase in introducing broker commissions, a $5.6 million increase in pit brokerage and clearing fees and a $1.0 million increase in bad debt expense. The bad debt expense increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million. Interest expense was approximately $155,000 in fiscal 2006 and approximately $393,000 in fiscal 2007.

Year Ended August 31, 2005, Compared to Year Ended August 31, 2006

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

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In fiscal 2007, this segment represented approximately 16% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Year Ended August 31,
	2005	2006	2007
	(in thousands)
Sales of commodities	$—	$—	$—
Cost of commodities sold	—	—	—

Gross profit on commodities sold	—	—	—
Commissions and clearing fees	48,332	69,246	91,486
Service, consulting and brokerage fees	—	—	—
Interest	4,124	10,702	15,707
Other revenues	921	—	(5,420)

Revenues, net of cost of commodities sold	53,377	79,948	101,773
Costs and expenses:
Expenses (excluding interest expense)	47,888	68,541	91,570
Interest expense	337	426	593

Total costs and expenses (excluding cost of commodities sold)	48,225	68,967	92,163

Segment income before minority interest and income taxes	$5,152	$10,981	$9,610

Year Ended August 31, 2006, Compared to Year Ended August 31, 2007

Commissions and clearing fees increased $22.3 million, or 32.2%, from $69.2 million in fiscal 2006 to $91.5 million in fiscal 2007. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Exchange-traded contract volume increased 12.9 million contracts, or 28.7%, from 45.0 million in fiscal 2006 to 57.9 million in fiscal 2007. The average rate per contract remained relatively constant from year-to-year. Interest income increased $5.0 million, or 46.7%, from $10.7 million in fiscal 2006 to $15.7 million in fiscal 2007, primarily due to higher short-term interest rates and increased customer segregated funds. The Clearing & Execution Services segment incurred a loss in Other revenue in 2007 due to a $5.6 million loss on excess segregated funds invested with Sentinel. Sentinel, a registered FCM, was a money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold a certain portion of the assets it managed to an unaffiliated third-party at a significant discount. As of August 31, 2007, we have an outstanding receivable for $0.8 million of funds temporarily held back by the bankruptcy trustee, which we expect to fully collect in fiscal 2008.

Expenses, excluding interest expense, increased $23.1 million, or 33.7%, from $68.5 million in fiscal 2006, to $91.6 million in fiscal 2007. This increase in expenses was primarily due to volume-related increases in clearing and pit brokerage expenses of $15.5 million, and introducing broker commissions of $7.5 million. Interest expense was approximately $426,000 in fiscal 2006 and approximately $593,000 in fiscal 2007. The interest expense relates to increased subordinated debt in the first six months of our fiscal year prior to our IPO.

Year Ended August 31, 2005, Compared to Year Ended August 31, 2006

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

Financial Services

The Financial Services segment is composed of two wholly-owned subsidiaries: FCStone Financial and FCStone Merchant Services. Through these subsidiaries, we finance and facilitate physical commodity inventories through product financing arrangements, or by entering into repurchase agreements or hedged commodity transactions with our customers. In addition, at times, we enter into arrangements with clients to share profits from transactions in physical commodities in exchange for financial support.

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In fiscal 2007, this segment represented approximately 2% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Year Ended August 31,
	2005	2006	2007
	(in thousands)
Sales of commodities	$22,629	$41,094	$20,007
Cost of commodities sold	22,413	40,906	19,904

Gross profit on commodities sold	216	188	103
Commissions and clearing fees	—	—	—
Service, consulting and brokerage fees	—	—	—
Interest	1,128	3,320	7,179
Other revenues	2,018	1,491	1,798

Revenues, net cost of commodities sold	3,362	4,999	9,080
Costs and expenses:
Expenses (excluding interest expense)	1,869	2,302	2,344
Interest expense	937	2,716	5,684

Total costs and expenses (excluding cost of commodities sold)	2,806	5,018	8,028

Segment income (loss) before minority interest and income taxes	$556	$(19)	$1,052

Year Ended August 31, 2006, Compared to August 31, 2007

Sales of commodities decreased $21.1 million, or 51.3%, from $41.1 million in fiscal 2006, to $20.0 million in fiscal 2007. The cost of commodities sold decreased $21.0 million, or 51.3%, from $40.9 million in fiscal 2006, to $19.9 million in fiscal 2007. These decreases were primarily due to the decrease in the number of financing transactions we entered into as a principal, which require us to record the gross amount of revenue and costs from commodity sales.

Interest income increased $3.9 million, or 118.2%, from $3.3 million in fiscal 2006, to $7.2 million in fiscal 2007. This increase resulted from increased activity in the grain inventory financing programs and higher short-term interest rates. Other revenues increased $0.3 million, or 20.0%, from $1.5 million in fiscal 2006, to $1.8 million in fiscal 2007, primarily due to an increase in the profitability of financing transactions entered into as an agent.

Expenses, excluding interest expense, remained consistent, with $2.3 million in fiscal 2006 and fiscal 2007, respectively, and are comprised primarily of railcar lease costs and employee compensation. Interest expense increased $3.0 million, or 111.1%, from $2.7 million in fiscal 2006, to $5.7 million in fiscal 2007. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing programs and higher short-term interest rates.

Year Ended August 31, 2005, Compared to August 31, 2006

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

Interest income increased $2.2 million, or 200.0%, from $1.1 million in fiscal 2005, to $3.3 million in fiscal 2006. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other revenues decreased $0.5 million, or 25.0%, from $2.0 million in fiscal 2005, to $1.5 million in fiscal 2006, primarily due to a decrease in the profitability of financing transactions entered into as an agent.

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

Grain Merchandising

The Grain Merchandising segment acts as a dealer in and manager of physical grain and fertilizer through a minority interest in FGDI. FGDI acts as a grain dealer in the United States and international markets, with operations primarily in, Asia, Latin America and Canada. In this segment, we also manage a pool of grain originated by a group of elevators in Texas. We generate a majority of our revenues in this segment from the sale of grain. The principal factor that affects our financial performance in this segment is the global supply of and demand for grain. In fiscal 2007, this segment represented approximately 4% of our consolidated income before minority interest, income tax and corporate overhead. On June 1, 2007, the Company closed an equity purchase agreement to sell a portion of our interest in FGDI to the other existing member of FGDI. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and effective June 1, 2007, account for this non-controlling interest on the equity method of accounting. FGDI represents our entire Grain Merchandising segment, and accordingly, in the future we expect to discontinue reporting a Grain Merchandising segment, and our remaining equity interest in FGDI will be included in the Corporate and Other segment as it was in fourth quarter fiscal 2007.

The following table provides the financial performance of this segment.

	Year Ended August 31,
	2005	2006	2007(1)
	(in thousands)
Sales of commodities	$1,237,812	$1,077,553	$1,077,939
Cost of commodities sold	1,223,044	$1,061,557	1,061,017
Gross profit on commodities sold	14,768	15,996	16,922
Commissions and clearing fees	—	—	—
Service, consulting and brokerage fees	—	—	—
Interest	153	693	94
Other revenues	2,582	1,582	1,010

Revenues, net of cost of commodities sold	17,503	18,271	18,026
Costs and expenses:
Expenses (excluding interest expense)	16,691	15,357	11,414
Interest expense	2,849	3,344	4,482

Total costs and expenses (excluding cost of commodities sold)	19,540	18,701	15,896

Segment income (loss) before minority interest and income taxes	$(2,037)	$(430)	$2,130

(1)	Our majority interest in FGDI was sold on June 1, 2007 and accordingly the amounts reported in the consolidated statement of operations for the year ended August 31, 2007 include amounts for only the nine month period ending May 31, 2007.

Year Ended August 31, 2006, Compared to Year Ended August 31, 2007

The fiscal year 2007 amounts only include nine months of results, due to the sale of a portion of the Company’s equity interest on June 1, 2007. Subsequent to the sale, the Company accounted for its ownership interest in FGDI on the equity method of accounting, recording only the retained equity percentage of the net income during the fourth quarter of fiscal 2007 in other revenues as part of the Corporate and Other segment. Sales of commodities were $1,077.6 million in fiscal 2006 and $1,077.9 million for the first nine months of fiscal 2007. Cost of commodities sold were $1,061.6 million in fiscal 2006, and $1,061.0 million for the first nine months of fiscal 2007. Gross profit on commodities sold was $16.0 million in fiscal 2006 and $16.9 million for the first nine months of fiscal 2007. The volume of grain bushels sold was 235.9 million bushels in fiscal 2006 and 174.1 bushels in the first nine months of fiscal 2007.

Other revenue was $1.6 million in fiscal 2006 and $1.0 million in the first nine months of fiscal 2007. Other income includes service revenue from ocean vessels and patronage dividend income received from CoBank, ACB. Interest income was $0.7 million in fiscal 2006 and $0.1 million in the first nine months of fiscal 2007.

Expenses, excluding interest expense, were $15.4 million in fiscal 2006 and $11.4 million in the first nine months of fiscal 2007 and were impacted primarily by the fact that 2007 included expenses only for the first nine months of 2007. Interest expense was $3.3 million in fiscal 2006 and $4.5 million in the first nine months of fiscal 2007.

Year Ended August 31, 2005, Compared to Year Ended August 31, 2006

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

Other revenue decreased $1.0 million, or 38.5%, from $2.6 million in fiscal 2005, to $1.6 million in fiscal 2006. This decrease resulted from lower service revenue from ocean vessels and a decrease in patronage dividend income received from CoBank, which declined due to our lower average borrowings. Interest income increased $0.5 million from $0.2 million in fiscal 2005, to $0.7 million in fiscal 2006, due primarily to the financing of grain for the group of grain elevators in Texas.

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

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, and general insurance. The Corporate and Other segment generated insignificant amounts of revenue during fiscal years 2005 and 2006. In fiscal year 2007, the Company recorded a $2.6 million gain on the sale of a portion of its membership interest in FGDI. Corporate net expenses for the three years ended August 31, 2007, were $4.8 million in fiscal 2005, $7.9 million in fiscal 2006, and $8.2 million in fiscal 2007, and consist primarily of non-broker related employee compensation, related employee benefits, professional fees and corporate interest expense.

Liquidity and Capital Resources

Overview

In March 2007, the Company completed its IPO of common stock in which a total of 8,797,500 post-split shares of common stock were issued and sold at an IPO split-adjusted price of $16.00 per share. In connection with the offering, the Company redeemed 3,258,442 post-split shares of common stock. The Company raised a total of $140.8 million in gross proceeds from the IPO, and approximately $129.6 million in net proceeds after deducting underwriting discounts and commission expenses of $9.9 million and other offering costs of $1.3 million.

The Company also has substantial lines of credit available and annual cash flow from operations to support continued additional growth in each segment of our operations. We believe we have a strong liquidity position and expect to maintain this position over the next twelve months as a result of the available capacity under our revolving credit facilities, operating cash flows and our remaining balance of available cash and temporary cash investments.

As a result of the sale of a portion of our controlling interest in FGDI’s membership interests, the Company no longer consolidates FGDI’s assets, liabilities and available lines of credit.

Primary Sources and Uses of Cash

In March 2007, we completed our IPO which provided us with approximately $129.6 million in proceeds after deducting underwriting discounts and commission expenses of $9.9 million and other offering costs of $1.3 million. Proceeds from the IPO were used to fund the share redemption, approximately $48.5 million, and pay-down corporate debt of approximately $14.3 million. Additionally, the Company contributed $40.0 million of the IPO proceeds to FCStone, to increase the FCMs regulatory capital, of which $14.0 million was used by FCStone to repay subordinated debt and $25.0 million was used to purchase marketable securities. Excess IPO proceeds may be used to purchase equity investments and target potential acquisitions.

Operating cash flow provides the primary source of funds to finance operating needs and capital expenditures. As necessary, we supplement operating cash flow with debt to fund these activities, primarily in the Financial Services segment. Excess operating cash may be used to fund stockholder dividends.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and highly liquid investments with original maturities of three months or less. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the three fiscal years ended August 31, 2007.

	Year Ended August 31,
	2005	2006	2007
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$30,344	$41,011	$(29,759)
Investing activities	(7,483)	(14,819)	(48,873)
Financing activities	(5,659)	8,489	108,959

Net increase in cash and cash equivalents	$17,202	$34,681	$30,327

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

Cash used in operations was $29.8 million for the year ended August 31, 2007, which consisted of net income of $33.3 million decreased by $4.0 million of non-cash items and $59.1 million of cash provided by working capital. The $59.1 provided by working capital primarily consisted of increases in commodity accounts receivable/payable, net, marketable securities and customer segregated assets, net, open contracts receivable/payable, net and other assets. These were offset by increases in trade accounts payable and accrued expenses and a decrease in counterparty deposits and accounts receivable.

Cash provided by operating activities was $41.0 million for the year ended August 31, 2006, which consisted of net income of $15.3 million increased by $2.0 million of non-cash items and $23.7 million of cash provided by working capital. The $23.7 million provided by working capital primarily consisted of increases in commodity accounts receivable/payable; net marketable securities and customer segregated assets and other assets. These were offset by increases in inventories, trade accounts payable and accrued expenses and a decrease in accounts receivable and advances.

Cash Flows from Investing Activities

Cash used in investing activities was $48.9 million for fiscal 2007, primarily consisting of $25.0 million of proprietary marketable securities purchased with proceeds from the IPO, $27.3 million of net issued notes receivable, associated with the increased activity of the grain inventory financing programs within the Financial Services segment, and $1.9 million used to purchase an exchange membership on the Board of Trade of the City of New York, Inc., common stock of InterContinental Exchange, Inc. and a membership seat of the COMEX Division of the New York Mercantile Exchange. The exchange membership seats and common stock provide us with the right to process trades directly with the various exchanges. We continuously evaluate advantageous opportunities to purchase certain exchange seats and stock, rather than relying on memberships from affiliated individuals to meet exchange clearing requirements. We also invested $2.8 million in fixed asset expenditures primarily for office furniture and equipment and computer software and hardware. Offsetting these cash investments were $6.8 million in proceeds received from the sale of FGDI membership units, reduced by cash held by FGDI at the sale date, and $3.9 million from the sale of exchange stock.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $109.0 million for the year ended August 31, 2007, primarily consisting of $129.6 million of net proceeds after deducting underwriting discounts and commissions of $9.9 million and other offering costs of $1.3 million from our IPO in March 2007. The Company used a portion of the proceeds to redeem 2.2 million shares of common stock immediately prior to the consummation of the offering at a cost of $48.5 million. The Company also used a portion of the IPO proceeds to repay subordinated debt in the amount of $14.5 million. Additionally, $36.0 million has been drawn on our credit facilities to support the grain inventory financing program. We also received $1.4 million in proceeds from the issuance of additional stock, discussed below. A portion of proceeds were used to pay dividends, declared in November 2006, in the amount of $6.1 million.

Cash provided by financing activities was $8.5 million for the year ended August 31, 2006, primarily consisting of $11.3 million of net proceeds drawn on our credit facilities, offset by payment of $2.9 million of stockholder dividends. The Company also had net proceeds from the issuance of subordinated debt of $1.5 million and deposited $2.6 million in escrow related to required letters of credit. The notes payable proceeds were used primarily to issue notes receivable associated with the grain inventory financing program and purchase inventories.

Common Stock Issuance

In March 2007, the Company completed its IPO of common stock in which a total of 8,797,500 post-split shares of common stock were issued and sold at an IPO split-adjusted price of $16.00 per share. In connection with the offering, the Company redeemed 3,258,442 post-split shares of common stock from the existing members. This transaction provided additional working capital to meet the increased regulatory capital requirements resulting from increased growth in the C&RM and the Clearing and Execution Services segments of our business. In addition to the IPO, the Company also issued $1.3 million in common stock related to the ESOP’s dividend reimbursement plan and employer’s 401(k) match.

Common Stock Dividends

On November 9, 2006, the Company’s board of directors declared a split-adjusted dividend of $0.28 per share on the 21,805,812 post-split shares outstanding. The stock record date for such dividend was November 9, 2006, payable on December 20, 2006. Future regular dividends may be declared and paid at the discretion of the board of directors, and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant. Through November 28, 2007, no dividends have been declared during calendar 2007.

Short-and Long-Term Debt

We believe we have adequate lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Financial Services segment has several lines of credit available to finance its grain inventory repurchasing programs. These programs’ demand tends to fluctuate throughout the year, and while usage corresponds to demand fluctuations, the lines are used consistently throughout the year.

Credit Facilities

We maintain a number of lines of credit to support operations. A summary of such lines is noted below.

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at August 31, 2007	Amount Outstanding at August 31, 2007
			(dollars in millions)
Deere Credit, Inc.	March 1, 2008	Margin Calls	$30.0	$—
Deere Credit, Inc.	March 1, 2008	Repurchase Agreements	96.0	4.0
Deere Credit, Inc.	October 1, 2009	Subordinated Debt for Regulatory Capital	3.0	—

Total Deere Credit, Inc.			129.0	4.0

CoBank, ACB	December 30, 2007	OTC & Fuel Operations	10.0	—
CoBank, ACB	December 30, 2008	OTC & Fuel Operations	10.0	—
CoBank, ACB	May 1, 2008	Repurchase Agreements	100.0	15.9

Total CoBank, ACB			120.0	15.9

Harris, N.A.	January 31, 2008	Margin Calls	15.0	—
Harris, N.A.	January 31, 2008	Grain Deliveries	5.0	—
Fortis Capital Corp.	Demand	Financial Services operations	20.0	0.5
RZB Finance, LLC	Demand	Financial Services operations	8.0	—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0	—
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0	1.1
Subordinated Debt	December 31, 2007 and June 30, 2008	Regulatory Capital	1.0	1.0

		Total	$328.0	$22.5

We have approximately $328.0 million available under current credit agreements. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong liquidity position and new capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. We were in compliance with all debt covenants throughout the year ending August 31, 2007.

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

Other Capital Considerations

Our wholly-owned subsidiaries, FCStone LLC and FCC Investments, Inc., are subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirements at August 31, 2007 were $82.2 million and $37.4 million, respectively. FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC and at August 31, 2007 the net capital and minimum capital requirements were $525,035 and $250,000, respectively.

On June 1, 2007, we closed an equity purchase agreement to sell a portion of our interest in FGDI to Agrex, a subsidiary of Mitsubishi and the other existing member of FGDI, for $6,750,000 in cash. This entity represents the entire Grain Merchandising segment discussed in Note 23 to the Consolidated Financial Statements. The resulting gain before taxes on the transaction recognized in the fourth quarter of 2007 was approximately $2.6 million. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and account for this non-controlling interest on the equity method of accounting.

In fiscal 2006, FCStone Merchant Services loaned $1.5 million to Green Diesel LLC (“Green Diesel”) as part of its financing to build a biodiesel production facility located in Houston, Texas. The terms of the loan agreement included the issuance of warrants exercisable for up to 48% of the equity of Green Diesel. Subsequently, Green Diesel decided to raise additional equity in order to build a larger production facility with an annual production capacity of approximately 46 million gallons. In order to prevent the dilution of our potential 48% interest in Green Diesel, we invested an additional $2.4 million. During fiscal 2007, FCStone Merchant Services loaned an additional $1.6 million to Green Diesel to finance the expanded facility and to commence the testing phase. Additionally, FCStone Merchant Services agreed to provide working capital to Green Diesel. At August 31, 2007, FCStone Merchant Services has advanced $4.3 million to Green Diesel, secured by commodity inventory. On April 9, 2007, Fortis established an uncommitted line of credit for Green Diesel, in an initial amount of $10.0 million, which can be increased under certain conditions to $22.5 million. Green Diesel’s obligations under the Fortis line of credit are guaranteed by FCStone Merchant Services, which is supported in part by a $2.0 million guarantee to Fortis from the Company. As of August 31, 2007, no amounts were outstanding under the Fortis line of credit. We are not contractually bound to invest additional equity in Green Diesel, although we may do so. We believe the Green Diesel production facility will begin commercial production in the first calendar quarter of 2008. We continue to explore other avenues to increase our presence in the renewable fuels area.

On November 9, 2007, we agreed to provide funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification. We agreed to provide additional loans of up to $2.5 million for this purpose and in connection therewith obtained improved priority status for our investment, as well as majority ownership and control. If the modifications are made on schedule and perform as anticipated, commercial operations are expected to commence in calendar 2008. Effective November 9, 2007, we have majority ownership of, and control of, Green Diesel, and anticipate that Green Diesel will be included in the consolidated financial statements at November 30, 2007.

Seasonality and Fluctuations in Operating Results

None

Off-balance Sheet Financing Activities

None

Contractual Obligations

The following table describes our cash payment obligations as of August 31, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Repurchase obligation(1)	$13,594	$13,594	$—	$—	$—
Notes payable	21,539	21,539	—	—	—
Subordinated debt	1,000	1,000	—	—	—
Operating leases	9,173	3,188	2,913	1,538	1,534

Total	$45,306	$39,321	$2,913	$1,538	$1,534

(1)	FCStone Merchant Services is obligated to provide commodities back to its customer, as part of an offsetting repurchase agreement. It must either exercise its right to repurchase the commodities from the financial institution it sold the commodities to or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the applicable benchmark futures contract of the underlying commodities as of the balance sheet date (see note 1 to the consolidated financial statements).

Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our lines of credit will be adequate to meet our future liquidity needs.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the general inflation rate. Inflation did not have a material affect on our operations in the fiscal years ended August 31, 2005, 2006 and 2007. Severe increases in inflation, however, that would affect the global and U.S. economies could have an adverse affect on our business, financial condition and results of operation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning September 1, 2007. The application of FIN 48 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. We have not yet determined the impact that the implementation of SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective for consolidated financial statements issued for the fiscal year beginning September 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. We have not yet determined the impact that the implementation of SFAS 159 will have on our consolidated financial statements. SFAS 159 is effective for consolidated financial statements issued for the fiscal year beginning September 1, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments. We generate interest income from the positive spread earned on customer deposits. We currently hedge a portion of our portfolio against rate reductions.

We manage interest expense using floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. All of the debt outstanding at August 31, 2007, has a variable interest rate and is on a short-term basis.

Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the notes receivable is also at a variable rate, therefore essentially eliminating the interest rate risk on that debt.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(vii)	the information under the caption “Corporate Governance and Board Matters—Code of Ethics” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008; and

(viii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008.

Item 11. Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Executive Compensation and Related Matters” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Principal Stockholders” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008; and

(ii)	the information under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008.

Item 13. Certain Relationships and Related Transactions.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Related Party Transactions” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008.

Item 14. Principal Accountant Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 10, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1) The following financial statements are filed as a part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of August 31, 2006 and August 31, 2007

Consolidated Statements of Operations for the years ended August 31, 2005, August 31, 2006 and August 31, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2005, August 31, 2006 and August 31, 2007

Consolidated Statements of Cash Flows for the years ended August 31, 2005, August 31, 2006 and August 31, 2007

Notes to Consolidated Financial Statements

(2) The following financial statement schedules are filed as a part of this Report on Form 10-K:

Schedule I—Parent company only condensed financial statements

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

FCSTONE GROUP, INC.

November 29, 2007	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/S/ PAUL G. ANDERSON Paul G. Anderson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2007

/S/ ROBERT V. JOHNSON Robert V. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2007

/S/ BRUCE KREHBIEL Bruce Krehbiel	Chairman of the Board, Director	November 29, 2007

/S/ ERIC PARTHEMORE Eric Parthemore	Vice Chairman, Director	November 29, 2007

/S/ BRENT BUNTE Brent Bunte	Director	November 29, 2007

/S/ DOUG DERSCHEID Doug Derscheid	Director	November 29, 2007

/S/ DAVE REINDERS Dave Reinders	Director	November 29, 2007

/S/ ROLLAND SVOBODA Rolland Svoboda	Director	November 29, 2007

/S/ DARYL HENZE Daryl Henze	Director	November 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

FCStone Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of FCStone Group, Inc. and subsidiaries (the Company) as of August 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FCStone Group, Inc. and subsidiaries as of August 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”.

As discussed in Note 10 to the consolidated financial statements, in 2007 the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

/s/ KPMG LLP

Des Moines, Iowa

November 28, 2007

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	August 31,
	2006	2007
ASSETS
Cash and cash equivalents:
Unrestricted	$59,726	$90,053
Restricted	4,010	—
Segregated	14,221	14,250
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	604,536	686, 441
Proprietary commodity accounts	20,133	77,690
Receivables from customers, net of allowance for doubtful accounts of $1,100 in 2006; $2,400 in 2007	29,166	16,868

Total commodity deposits and receivables	653,835	780,999

Marketable securities, at fair value—Customer segregated and other	149,609	307,828
Trade accounts receivable and advances, net of allowance for doubtful accounts of $1,394 in 2006; $0 in 2007	42,176	6,923
Open contracts receivable	37,424	120,219
Counterparty deposits and accounts receivable, net of allowance for doubtful accounts of $340 in 2006; $500 in 2007	23,607	19,610
Notes receivable	14,971	42,368
Inventories—grain and fertilizer	26,628	—
Exchange stock, available-for-sale	—	2,948
Exchange memberships and stock, at cost (fair value of $14,391 in 2006, $29,564 in 2007)	6,587	7,418
Furniture, equipment, software and improvements, net of accumulated depreciation of $4,700 in 2006 and $3,323 in 2007	7,386	4,763
Deferred income taxes	4,697	6,736
Investments in affiliates and other organizations	5,537	7,369
Other assets	6,793	8,710

Total assets	$1,057,207	$1,420,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Checks written in excess of bank balance	$6,436	$—
Commodity and customer regulated accounts payable	726,920	935,515
Trade accounts payable and advances	128,349	115,145
Open contracts payable	41,301	121,101
Accrued expenses	26,876	38,632
Repurchase obligation	—	13,594
Notes payable	48,169	21,539
Subordinated debt	7,000	1,000
Obligations under capital leases	3,575	—

Total liabilities	988,626	1,246,526

Minority interest	3,607	—
Redeemable common stock held by Employee Stock Ownership Plan	6,079	—
Stockholders’ equity:
Common stock, $0.0001 par value, authorized 20,000,000 and 40,000,000 at August 31, 2006 and 2007, respectively; issued and outstanding 21,805,812 and 27,416,567 shares at August 31, 2006 and 2007	21,747	104,267
Additional paid-in capital	120	1,115
Treasury stock	—	(376)
Accumulated other comprehensive loss	(1,955)	(3,620)
Retained earnings	45,062	72,282

	64,974	173,668
Less maximum cash obligation related to ESOP shares	(6,079)	—

Total stockholders’ equity	58,895	173,668

Commitments and contingencies (notes 12, 16 and 18)

Total liabilities and stockholders’ equity	$1,057,207	$1,420,194

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2005	2006	2007
Revenues:
Commissions and clearing fees	$76,674	$105,622	$145,077
Service, consulting and brokerage fees	18,913	33,388	47,679
Interest	8,177	23,174	42,957
Other	7,463	2,638	4,186
Sales of commodities	1,290,620	1,129,983	1,101,752

Total revenues	1,401,847	1,294,805	1,341,651

Costs and expenses:
Cost of commodities sold	1,275,094	1,112,949	1,084,205
Employee compensation and broker commissions	32,578	44,229	49,524
Pit brokerage and clearing fees	33,141	47,613	67,978
Introducing broker commissions	14,459	22,826	36,050
Employee benefits and payroll taxes	8,044	9,801	10,678
Interest	3,946	5,705	9,937
Depreciation	1,551	1,674	1,748
Bad debt expense	4,077	1,909	1,632
Other expenses	18,926	23,568	25,983

Total costs and expenses	1,391,816	1,270,274	1,287,735

Income before income tax expense and minority interest	10,031	24,531	53,916
Minority interest	(499)	(226)	639

Income after minority interest and before income tax expense	10,530	24,757	53,277
Income tax expense	3,950	9,500	20,000

Net income	$6,580	$15,257	$33,277

Basic shares outstanding	19,607	21,749	24,500
Diluted shares outstanding	19,607	21,749	25,051

Basic earnings per share	$0.34	$0.70	$1.36
Diluted earnings per share	$0.34	$0.70	$1.33

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share amount)

	Common Stock	Preferred Stock	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Maximum Cash Obligation Related to ESOP Shares	Total Stockholders’ Equity
			Class A	Class B
Balance at August 31, 2004	$—	$13,870	$2,369	$500	$—	—	$(3,039)	$26,129	$—	$39,829

Net income	—	—	—	—	—	—	—	6,580	—	6,580
Pension adjustment, net of tax	—	—	—	—	—	—	(1,516)	—	—	(1,516)

Total comprehensive income	—	—	—	—	—	—	—	—	—	5,064
Application of prior year’s patronage	—	6	—	—	—	—	—	(6)	—	—
Conversion, as a result of restructuring	16,737	(13,872)	(2,365)	(500)	—	—	—	—	—	—
Repurchase of stock	(605)	—	—	—	—	—	—	—	—	(605)
Cash received on shares issued	6,231	—	—	—	—	—	—	—	(4,487)	1,744
Cash disbursed on shares retired	—	(4)	(4)	—	—	—	—	—	—	(8)
Registration costs	(839)	—	—	—	—	—	—	—	—	(839)

Balance at August 31, 2005	21,524	—	—	—	—	—	(4,555)	32,703	(4,487)	45,185

Net income	—	—	—	—	—	—	—	15,257	—	15,257
Pension adjustment, net of tax	—	—	—	—	—	—	2,600	—	—	2,600

Total comprehensive income	—	—	—	—	—	—	—	—	—	17,857
Dividends paid ($0.13 per share)	—	—	—	—	—	—	—	(2,898)	—	(2,898)
Stock compensation	—	—	—	—	120	—	—	—	—	120
Change in value of shares held by ESOP	—	—	—	—	—	—	—	—	(1,369)	(1,369)
Cash received on shares issued	223	—	—	—	—	—	—	—	(223)	—

Balance at August 31, 2006	$21,747	$—	$—	$—	$120	—	$(1,955)	$45,062	$(6,079)	$58,895

Net income	—	—	—	—	—	—	—	33,277	—	33,277
Unrealized gain on exchange stock, net of tax	—	—	—	—	—	—	1,478	—	—	1,478

Total comprehensive income	—	—	—	—	—	—	—	—	—	34,755
Pension adjustment, net of tax	—	—	—	—	—	—	(3,143)	—	—	(3,143)
Dividends paid ($0.28 per share)	—	—	—	—	—	—	—	(6,057)	—	(6,057)
Proceeds from initial public offering, net of costs	129,643	—	—	—	—	—	—	—	—	129,643
Payment for redemption of common stock	(48,496)	—	—	—	—	—	—	—	—	(48,496)
Proceeds from issuance of common stock	1,373	—	—	—	—	—	—	—	—	1,373
Stock compensation	—	—	—	—	620	—	—	—	—	620
Treasury stock acquired	—	—	—	—	375	(376)	—	—	—	(1)
Reclassification of shares held by ESOP	—	—	—	—	—	—	—	—	6,079	6,079

Balance at August 31, 2007	$104,267	$—	$—	$—	$1,115	(376)	$(3,620)	$72,282	$—	$173,668

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$6,580	$15,257	$33,277
Depreciation	1,551	1,674	1,748
Amortization of discount on note receivable	—	(46)	(55)
Gain on sale of FGDI membership units	—	—	(2,595)
Gain on sale of exchange memberships and stock	(1,750)	—	(3,671)
Gain on conversion of exchange membership to common stock	—	—	(105)
Equity in earnings of affiliates, net of distributions	(25)	591	17
Minority interest, net of distributions	(733)	(237)	639
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(33,097)	(16,186)	(55,898)
Change in open contracts receivable/payable, net	32,931	(30,001)	(21,371)
Decrease in trade accounts receivable and advances	7,301	1,191	2,989
(Increase) decrease in counterparty deposits and accounts receivable	(43,200)	24,514	3,997
Increase in inventories—grain, fertilizer and fuel	(2,407)	(12,023)	(4,635)
Increase in other assets	(767)	(3,588)	(5,290)
Increase in accounts payable	60,908	50,632	10,018
Increase in accrued expenses	3,052	9,233	11,176

Net cash provided by (used in) operating activities	30,344	41,011	(29,759)

Cash flows from investing activities:
Purchase of furniture, equipment, software and improvements	(1,105)	(1,255)	(2,847)
Proceeds from the sale of FGDI membership units, net of cash held by FGDI	—	—	3,934
Acquisition of equity investment	—	(2,405)	—
Acquisition of minority interest	—	(911)	—
Purchase of marketable securities	—	—	(25,000)
Issuance of notes receivable, net	(7,553)	(5,458)	(27,342)
Purchase of exchange memberships and stock	(925)	(5,403)	(1,855)
Proceeds from the sale of exchange memberships and stock	2,100	613	3,859
Proceeds from conversion of exchange membership to common stock	—	—	378

Net cash used in investing activities	(7,483)	(14,819)	(48,873)

Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	(3,142)	1,556	(1,656)
(Payments on) proceeds from note payable, net	(4,620)	11,258	35,996
Proceeds from initial public offering, net of issuance and registration costs	—	—	129,643
Proceeds from issuance of common stock, net of registration costs	905	—	1,373
Proceeds from issuance of redeemable common stock held by ESOP	4,487	223	—
Payment for redemption of common stock	(613)	—	(48,496)
Payment of prior year patronage	(1,869)	—	—
Dividends paid	—	(2,898)	(6,057)
Payments under capital lease	(550)	(550)	(413)
Proceeds from subordinated debt	9,000	4,500	9,500
Payment of subordinated debt	(9,250)	(3,000)	(14,500)
Monies deposited in escrow	(7)	(2,600)	(54)
Monies released from escrow	—	—	3,623

Net cash (used in) provided by financing activities	(5,659)	8,489	108,959

Net increase in cash and cash equivalents—unrestricted	17,202	34,681	30,327
Cash and cash equivalents—unrestricted—at beginning of year	7,843	25,045	59,726

Cash and cash equivalents—unrestricted—at end of year	$25,045	$59,726	$90,053

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,821	$5,587	$10,196
Income taxes	4,215	10,335	19,632

See accompanying notes to consolidated financial statements.

Supplemental disclosure of noncash investing and financing activities:

On June 1, 2007, the Company sold its majority interest in FGDI for $6,750,000 in cash. As a result of the sale, the Company no longer consolidates the assets and liabilities of FGDI. Assets and liabilities removed from the consolidated statement of financial condition on June 1, 2007 include:

Assets removed from the consolidated statement of financial condition on June 1, 2007 (in thousands):

Cash	$3,257
Commodity margin deposits	4,082
Trade accounts receivable and advances	32,264
Open contracts receivable	29,182
Inventories—grain and fertilizer	31,263
Furniture, equipment and storage facilities, net of accumulated depreciation	3,722
Other	2,266
Liabilities removed from the consolidated statement of financial condition on June 1, 2007 (in thousands):
Trade accounts payable and advances	23,222
Open contracts payable	10,806
Notes payable	49,032
Subordinated debt	1,000
Accrued expenses	2,143
Obligations under capital leases	3,162
Other	4,780

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the financial statements of FCStone Group, Inc. and its wholly-owned subsidiaries, FCStone, L.L.C. (FCStone); FCC Investments, Inc. (FCC Investments); FCStone Trading L.L.C. (FCStone Trading); FCC Futures, Inc.; FCStone Financial, Inc. (FCStone Financial); FCStone Forex LLC; FCStone International, LLC; FCStone Merchant Services, LLC (FCStone Merchant Services); FCStone Carbon, LLC and Agora-X, LLC, (collectively, the Company). The consolidated statements of operations also includes the statement of operations of minority-owned FGDI, L.L.C. (FGDI), for the years ended August 31, 2005 and 2006 and the nine month period ended May 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

FCStone is a commodity futures commission merchant servicing customers primarily in grain and energy related businesses. FCC Investments is registered as a securities broker-dealer. FCStone Trading provides risk management consulting services, acts as a dealer in over-the-counter (OTC) derivative contracts on physical commodities. FCC Futures, Inc. acts as a guaranteed introducing broker of FCStone and is registered with the National Futures Association. FCStone Financial provides railcar services to grain companies through leasing and subleasing of railcars and also enters into sale/repurchase agreements with grain companies for the purchase and sale of certain commodities. FCStone Forex LLC provides OTC interbank currency dealing services to self-directed and professionally managed client accounts. FCStone Merchant Services provides specialized financing through inventory repurchase arrangements, hedged commodity transactions and transactional commodity finance arrangements. FCStone International, LLC owns subsidiaries formed in Canada and Brazil. FCStone Carbon, LLC provides marketing of carbon and other emission credits generated by third parties, Agora-X, LLC is developing an electronic communication network for OTC transactions.

Investments in entities in which the Company owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. Entities in which we have a 25% membership interest and are reported under the equity method as of August 31, 2007 include FGDI, subsequent to the sale of a portion of its membership interest (see note 3), Green Diesel LLC and Hurley & Associates. The Company also accounts for its 10% ownership in Farmers Commodities Transportation Company, LLC (FCTC) using the equity method of accounting, because the Company exercises significant influence over FCTC’s operating and financial activities. Therefore, the Company’s investment in FCTC is adjusted quarterly for the Company’s proportionate share of FCTC’s earnings or losses.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS—UNRESTRICTED

Cash equivalents consist of investments with original maturities of three months or less and include money market funds totaling $48,591,534 and $78,275,737 at August 31, 2006 and 2007, respectively.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CASH AND CASH EQUIVALENTS—RESTRICTED

FCStone and FGDI had deposited monies into an escrow account held at a financial institution, in connection with FGDI’s capital lease obligation (see note 12). As a result of new financing arrangements by FGDI, FCStone’s deposited funds and all earnings were returned to FCStone. Additionally, in Fiscal 2006, FCStone Trading had deposited monies in a money market fund that could only be used as collateral for a letter of credit agreement (see Note 16). During Fiscal 2007, the letter of credit agreement expired and the restrictions were lifted on the deposited monies.

CASH AND CASH EQUIVALENTS—SEGREGATED

Pursuant to requirements of the Commodity Exchange Act, funds deposited by customers relating to futures and option contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. At August 31, 2006 and 2007, cash and cash equivalents—segregated included an interest bearing cash account of $6,080,886 and $22,754, respectively, for deposit of customer funds.

COMMODITY DEPOSITS AND RECEIVABLE/PAYABLE

As required by the regulations of the Commodity Futures Trading Commission (“CFTC”), customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company.

Commodity deposits and receivables with clearing organizations and commodity customer payables are reported gross except where a right of offset exists.

Commodity deposits and accounts receivable/payable pertain primarily to margin and open contractual commitments related to customers’ futures transactions. Receivable from and payables to customers include gains and losses on open futures and amounts due on cash and margin transactions. These balances also include securities pledged by the Company on behalf of customers and securities owned by the customers and pledged. It is the Company’s practice to include customer owned securities on its consolidated statements of financial condition as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government agencies. These securities are adjusted to their fair market value with an offsetting entry to interest in the consolidated statements of operations. For those customer owned securities, the offsetting entry is to adjust the customer regulated account payable with no impact on the consolidated statements of operations.

The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible through reviewing margin deficit reports and by monitoring the financial strength of its customers.

Receivables from customers, net of allowance for doubtful accounts represent both the secured and unsecured deficit balances due from customers related to margin requirements as of the balance sheet date. The secured amounts due are backed by U.S. Treasury bills and notes with a fair value of $25,232,269 and $9,389,593 as of August 31, 2006 and 2007, respectively.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARKETABLE SECURITIES

Marketable securities consist of short term repurchase agreements issued by financial institutions typically secured by U.S. Treasury and U.S. Government Agency instruments for segregated customer funds. These securities are reported at their contractual repurchase amounts plus accrued interest.

TRADE ACCOUNTS RECEIVABLE AND ADVANCES

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

OPEN CONTRACTS RECEIVABLE/PAYABLE—OVER-THE-COUNTER

The Company brokers matching (offsetting) over-the-counter option and commodity swap contracts between customers and external counterparties. These option and swap contracts are accounted for as free-standing derivatives, and accordingly, are reported in the consolidated statements of financial condition at their fair values with changes in fair value during the period recorded in service, consulting and brokerage fees. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Factors taken into consideration include credit spreads, market liquidity concentrations, and funding and administrative costs incurred over the life of the instrument.

The contracts are arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition. Under the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”, multiple open contracts with the same customer or counterparty are netted in accordance with master netting arrangements in place with each party, as applicable.

OPEN CONTRACTS RECEIVABLE/PAYABLE—GRAIN MERCHANDISING

Open cash and futures contracts for the purchase and sale of grain are reported at market value and the resulting gains or losses are recognized currently in income. Market value includes a quoted exchange component and a basis component. The basis component represents a significant estimate, and is directly influenced by several factors, including transportation costs and local supply and demand conditions. If estimates regarding the valuation of the basis component are less favorable than management’s assumptions, then a write-down of open contract equity may be required. Additionally, we are exposed to risks that we may not have sufficient grain to deliver into our contracts and thus would be obligated to purchase grain at prevailing market rates in order to meet such commitments. We follow the policy of hedging our grain transactions through the use of those cash and futures contracts in order to minimize risk due to market fluctuations.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COUNTERPARTY DEPOSITS AND ACCOUNTS RECEIVABLE

FCStone Trading receives margin deposits from various counterparties for open contracts. It is the Company’s policy to provide for potential losses related to margin accounts in deficit based on its knowledge of the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible through reviewing the historical aging of its margin deficits and by monitoring the financial strength of its customers.

NOTES RECEIVABLE

FCStone Financial accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory to them and agree to repurchase the commodity inventory from them at a future date. The customers bear the risk of changes in market price while under contract and are required to maintain a security account with FCStone to hedge this risk. FCStone Financial analogizes to guidance in Statement of Financial Accounting Standards (“SFAS”) 49, Accounting for Product Financing Arrangements, and accordingly, these transactions are treated as secured borrowings rather than commodity inventory in the Company’s consolidated financial statements. Interest is accrued on the outstanding notes balance on a daily basis using an applicable interest rate. The notes are carried at their principal balance which approximates fair value.

FCStone Merchant Services accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory to FCStone Merchant Services and agree to repurchase the commodity inventory from the FCStone Merchant Services at a future date at either a fixed or floating rate. The FCStone Merchant Services accounts for these transactions as secured financing arrangements, and accordingly no commodity inventory or commodity sales and purchases are reported in the consolidated financial statements. Notes receivable under these programs are current assets based on their contractual repayment terms. At August 31, 2006 and 2007, the FCStone Merchant Services had outstanding current notes receivable of $2,219,339 and $13,524,000, respectively related to this program.

Sale/repurchase transactions involving fixed rates accrue commodity financing fees on the outstanding notes balance on a daily basis using an applicable interest rate. The fixed price notes are carried at their principal balance which approximates fair value.

Sale/repurchase transactions involving floating rates include discounting the notes receivable and issuing proceeds to the customer net of the calculated financing income, which is recorded as deferred revenue at the transaction date. The floating price notes are carried at the designated futures month market value of the underlying commodities at the balance sheet date, and any gains or losses are recognized in income, as a component of interest income.

Accrual of commodity financing income on any note is discontinued when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual notes are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubts as to the timely payment of principal and interest. The Company records a charge against operations for notes receivable losses when management believes that collectibility of the principal is unlikely. The Company recorded no such write offs during fiscal 2006 and 2007, respectively.

In fiscal 2006, the FCStone Merchant Services loaned $1.5 million to Green Diesel LLC (Green Diesel) as part of its financing to build a biodiesel production facility in Houston, Texas. The terms of the loan agreement included the issuance of warrants exercisable for up to 48% of the equity of Green Diesel at the time of the issuance. FCStone Merchant Services discounted the note receivable relative to the estimated fair value of the warrants of $165,470, which has been reported in other assets in the consolidated statements of financial

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition. The discount is being amortized over the term of the loan agreement as an adjustment of the loan yield through interest income in the consolidated statements of operations. During fiscal 2007, the FCStone Merchant Services loaned an additional $1.6 million to Green Diesel to finance a facility expansion and complete the testing phase. The notes consist of a $0.6 million demand note and a $1.0 million note maturing on October 31, 2008, bear interest on the principal balance outstanding at an annual rate of 10%.

Additionally, FCStone Merchant Services entered into an agreement to provide working capital to Green Diesel, and as of August 31, 2007, had advanced $4,260,054 to Green Diesel, secured by the fair market value of its inventory. These advances bear interest on the principal balance outstanding at an annual rate of 10% and are due upon demand. FCStone Merchant Services also agreed to provide working capital to Green Diesel. On April 9, 2007, Fortis Capital Corp. established an uncommitted line of credit for Green Diesel, in an initial amount of $10.0 million, which can be increased under certain conditions to $22.5 million. Green Diesel’s obligations under the Fortis line of credit are guaranteed by FCStone Merchant Services, which is supported in part by a $2.0 million guarantee to Fortis from the Company. As of August 31, 2007, no amounts were outstanding under the Fortis line of credit.

INVENTORIES

Prior to the sale of a portion of its interest in FGDI (see note 3) the Company’s consolidated financial statements included the assets and liabilities of FGDI, including its grain and fertilizer inventory. Effective June 1, 2007, the Company holds a minority interest in FGDI and no longer consolidates its assets and liabilities and accordingly the Company has no inventory recorded in the statements of financial condition as of August 31, 2007.

Grain inventories at August 31, 2006 were carried at market value, which is net realizable value (NRV). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. Realized and unrealized gains and losses on futures contracts, used to hedge the inventory, are credited or charged to current cost of commodities sold.

Fertilizer inventory at August 31, 2006 was recorded at the lower of cost or market using the first-in, first-out method.

Inventories at August 31, 2006 consisted of $25,539,782 and $1,087,799 of grain and fertilizer, respectively. As discussed above, the Company held no inventory at August 31, 2007.

DERIVATIVE FINANCIAL INSTRUMENTS—COMMODITIES

FCStone Trading brokers over-the-counter option and commodity swap contracts between customers and external counterparties as discussed above in the discussion of Open Contracts Receivable/Payable— Over-the-Counter. The contracts are arranged on an offsetting basis such that the Company limits its risk to performance of the two parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to the Company’s role as a principal participating in both sides of these contracts, the amounts are presented gross in the consolidated statements of financial condition. Outstanding options and swaps have been reflected net at the customer/counterparty level for purposes of this presentation.

FCStone Merchant Services use of derivative instruments includes commodity futures and option contracts offered through regulated commodity exchanges to reduce price risk. FCStone Merchant Services does not use derivative instruments for trading purposes and have procedures in place to monitor and control their use. Accounting for these derivative instruments is done in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, “Amendment of Statement 133 on

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities.” Derivative instruments are required to be reported on the consolidated statements of financial condition at fair values. Fair values are determined based on published prices from regulated commodity exchanges. FCStone Merchant Services had no open futures and option contracts at August 31, 2006 and 2007.

EXCHANGE STOCK—AVAILABLE-FOR-SALE

During the year ended August 31, 2007, the Company classified certain exchange firms’ stock as available-for-sale securities and accounted for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, because they ceased being pledged for clearing purposes (see note 5). Equity investments in exchange firms’ common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. The fair value of the exchange stock is determined by quoted market prices. The fair value of the exchange firms’ stock not pledged for clearing purposes was $2,948,142, including gains of $1,478,493 included in accumulated other comprehensive income, net of tax.

EXCHANGE MEMBERSHIPS AND STOCK—AT COST

The Company has exchange membership seats and exchange firm common stock pledged for clearing purposes, which provide the Company the right to process trades directly with the various exchanges. The exchange memberships and stocks that are pledged for clearing purposes are recorded at cost, in accordance with GAAP and CFTC regulations. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the COMEX Division of the New York Mercantile Exchange, and the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets seat. Exchange stock includes shares of CME Group, Inc. common stock, InterContinental Exchange, Inc. (“ICE”) common stock and NYMEX common stock. During 2007, the Board of Trade of the City of New York, Inc. (“NYBOT”) merged with and into the ICE and the CBOT merged with and into the CME.

FURNITURE, EQUIPMENT, SOFTWARE, AND IMPROVEMENTS

Furniture, equipment, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations, while expenditures for major replacements and betterments are capitalized.

The following is a summary of furniture, equipment, software and improvements, at cost less accumulated depreciation, at August 31:

	2006	2007
Property and grain storage facilities under capital lease(1)	$5,229,405	$—
Furniture, equipment, software and improvements	6,857,362	8,085,784

	12,086,767	8,085,784
Less: accumulated depreciation	(4,700,314)	(3,322,764)

	$7,386,453	$4,763,020

(1)	On June 1, 2007, the Company closed an equity purchase agreement to sell a portion of its interest in FGDI. Subsequent to the sale, the Company no longer consolidates the property, plant and equipment of FGDI, including leased grain bins in Mobile, Alabama classified as a capital lease asset.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, and leasehold improvements are depreciated over five to forty years. Software is depreciated over a useful life of three years. In periods prior to June 1, 2007, the capital lease assets were depreciated over the remaining life of the lease from the date placed in service.

REPURCHASE OBLIGATION

In fiscal 2007, FCStone Merchant Services began entering into hedged commodity transactions with Standard Chartered Bank, London (SCBL) as part of its commodity inventory financing program with its customers. FCStone Merchant Services routinely enters into repurchase agreements with its customers and advances cash in exchange for commodities, evidenced by warehouse receipts that are licensed by approved authorities. In conjunction with the hedged commodity transactions, FCStone Merchant Services exchanges commodity receipts with SCBL for a cash advance. The terms of the hedged commodity transactions designate that FCStone Merchant Services has the right, but not the obligation, to repurchase, at a future date, the commodities from SCBL. In the event FCStone Merchant Services exercises its right, the repurchase price of the commodities is equal to the prevailing market futures price, agreed to at the inception of the transaction.

Since FCStone Merchant Services is obligated to provide commodities back to its customer, as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. All realized and unrealized gains and losses are recorded in consolidated statements of operations, as a component of interest expense. The Company had a repurchase obligation of $13,594,151 at August 31, 2007 and no such obligation at August 31, 2006. Under these repurchase obligations, the Company is required to deliver 4.6 million bushels of corn to its customers. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in consolidated statements of operations, as a component of interest expense.

MINORITY INTERESTS

Minority interest in net assets and income reflected in the accompanying consolidated financial statements consisted of:

a) A 30% minority interest, held since 2001, by an unaffiliated third party in FGDI, a domestic limited liability company, for years ended August 31, 2005 and 2006 and the nine months ended May 31, 2007. On June 1, 2007, the Company sold a majority interest in FGDI to the unaffiliated third party (see note 25).

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

COMMON STOCK HELD BY ESOP

In 2005, the Company formed an employee stock ownership plan (ESOP) and the ESOP purchased shares of the Company’s common stock. Prior to the Company’s initial public offering (“IPO”), the Company was required to purchase common stock shares from participants in the ESOP at their appraised value at that time. As a result, the Company reflected the maximum cash obligation related to these shares outside of stockholders’ equity as

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary equity. The Company’s obligation to purchase such shares of common stock ceased on March 16, 2007 in accordance with the terms of the ESOP and the IPO of our common stock. The amount previously reflected in redeemable common stock is reflected in stockholders’ equity.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) refers to expense, gains, and losses that are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is comprised of unrealized gains on exchange stock of $1.5 million and minimum pension liability adjustments of $5.1 million, both shown net of tax.

COMMISSION REVENUE AND EXPENSE AND CLEARING AND TRANSACTION FEES

Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed. Commissions on option contracts are recognized upon the purchase or sale of the option. If the Company is required to perform additional services when an option is exercised or closed, a separate commission can be charged and recognized at that date. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges.

SERVICE, CONSULTING AND BROKERAGE FEES

Service fees include brokerage fees and margins generated from over-the-counter derivative trades executed with customers and other counterparties and are recognized when trades are executed. Service fees also include IRMP fees which are billed and recognized as revenue on a monthly basis when such services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities.

INTEREST INCOME

Interest is recognized on an accrual basis and includes the amounts generated from customer funds deposited with the Company to satisfy margin requirements and from its internally-generated company funds.

OTHER REVENUES

The Company reports its equity in the earnings of unconsolidated affiliates as other revenue. This amounted to $25,263, a loss of $584,029 and $30,150 in 2005, 2006 and 2007, respectively. The 2006 amount included a write-off of $737,727 related to an unaffiliated equity investment. The 2007 amount included $221,681 for the equity interest in the earnings of FGDI related to the three month period ended August 31, 2007.

In fiscal 2007, other revenues include gains from the sale of excess CME Group, Inc. common stock in the amount of $3,670,647, a gain on the sale of a portion of its membership interest in FGDI in the amount of $2,595,000 and a special dividend paid by the CBOT of approximately $500,000. Offsetting these gains, the Company recorded a loss on excess segregated funds invested with Sentinel Management Group, Inc. (“Sentinel”), in the amount of $5,593,055 (see note 4).

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2005, other revenues include a gain on the sale of a CBOT exchange seat in the amount of $1,749,850.

STOCK-BASED COMPENSATION

Effective September 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning September 1, 2006 for all share-based payment awards made to employees and directors. The adoption of SFAS 123R did not affect previously reported periods as there were no unvested options prior to that date. Therefore, the Company’s financial statements for the prior periods do not reflect any restated amounts. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. Stock compensation based on this fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The Company determined the amount of stock-based compensation expense in the year ended August 31, 2007, based on awards that are ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not made a provision for forfeitures as it does not anticipate any awards will expire unexercised and has no historical experience to the contrary.

INCOME TAXES

The Company files consolidated federal and state income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Valuation allowances will be recorded to reduce deferred tax assets when it is more likely than not that a tax benefit, or a portion thereof, will not be realized.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48” or the “Interpretation”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. This Interpretation requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year beginning September 1, 2007. The application of FIN 48 is not expected to have a significant impact on the our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our consolidated financial statements. SFAS No. 157 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. We have not yet determined the impact that the implementation of SFAS No. 159 will have on our consolidated financial statements. SFAS 159 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008.

2. INITIAL PUBLIC OFFERING

In March 2007, the Company completed its initial public offering, or IPO, of common stock in which it issued and sold 8,797,500 post-split shares of common stock, including 1,147,500 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at a public offering post-split price of $16.00 per share. The Company raised a total of $140.8 million in gross proceeds from the IPO, or approximately $129.6 million in net proceeds after deducting underwriting discounts and commissions of $9.9 million and other offering costs of $1.3 million.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. DISPOSITION OF MAJORITY OWNERSHIP IN FGDI

On June 1, 2007, the Company entered into and closed an equity purchase agreement to sell a portion of its controlling interest in FGDI to Agrex, Inc. (“Agrex”), a subsidiary of Mitsubishi and the other existing member of FGDI, for $6,750,000 in cash. This entity represents the entire Grain Merchandising segment discussed in note 23. The resulting gain before taxes on the transaction recognized in the fourth quarter of fiscal 2007 is approximately $2.6 million. The Company retains a 25% interest in the equity of FGDI and will account for this non-controlling interest on the equity method of accounting.

Subsequent to the sale, the assets and liabilities of FGDI are no longer included in the consolidated financial statements. A summary of the major classes of assets and liabilities of FGDI previously reported in the Grain Merchandising segment (see note 23) as of August 31, 2006 and May 31, 2007 are as follows:

	August 31, 2006	May 31, 2007
	(in thousands)
Assets*
Cash and cash equivalents	$8,495	$3,257
Commodity margin deposits	3,758	4,082
Trade accounts receivable and advances	32,880	32,264
Open contracts receivable	6,900	29,182
Inventories—grain and fertilizer	26,628	31,263
Furniture, equipment and storage facilities, net of accumulated depreciation	4,222	3,722
Other	4,578	2,266

	$87,461	$106,036

Liabilities*
Trade accounts payable and advances	$28,451	$23,222
Open contracts payable	10,777	10,806
Notes payable	25,510	49,032
Subordinated debt	1,000	1,000
Accrued expenses	1,846	2,143
Obligations under capital leases	3,575	3,162
Other	6,542	4,780

	$77,701	$94,145

*	The assets and liabilities as presented here include certain intercompany assets and liabilities, consisting primarily of commodity margin deposits, notes payable and accrued expenses, that have been eliminated on the statements of financial condition.

4. LOSS ON INVESTMENTS HELD AT SENTINEL MANAGEMENT GROUP, INC

FCStone had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third-party at a significant discount. On August 13, 2007, FCStone had $21,932,075 invested with Sentinel when it received notification of the halted redemptions. On August 20, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection and $15,576,965 was returned to FCStone, with an additional $760,385 temporarily held back by the bankruptcy trustee. FCStone recorded a charge related to the investment loss in the amount of $5,593,055, which is a component of other revenues in the consolidated statements of operations, and anticipates collection of the funds held back in fiscal 2008.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SALE OF CME GROUP, INC. COMMON STOCK

On July 12, 2007, the merger between CBOT and Chicago Mercantile Exchange closed. Subsequent to the merger, exchange firm share requirements for clearing/equity members were reduced, resulting in the Company holding excess shares in the newly formed CME Group Inc (“CME”). At August 28, 2007, the Company sold 6,919 shares of CME common stock for total proceeds of $3,858,998, resulting in a realized gain of $3,670,647. For purposes of determining the realized gain, the cost of the shares sold is based on the weighted-average cost of our previously held CBOT exchange seats. The remaining excess shares have been presented as available-for-sale at August 31, 2007.

6. SEGREGATED REQUIREMENTS

Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone relating to futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing and as a result, may differ from those presented in the accompanying consolidated statements of financial position. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers at August 31, 2006 and 2007, are as follows:

	2006	2007
Cash, at banks—segregated	$12,388,880	$13,341,928
Marketable securities—customer segregated	149,234,280	307,354,152
Marketable securities held at banks classified in commodity deposits and receivables from commodity exchanges and clearing organizations	19,428,569	31,856,287
Commodity deposits and accounts receivable from commodity exchanges and clearing organizations, including marketable securities, net of omnibus eliminations	576,799,335	638,043,031
Securities held for customers in lieu of cash	6,995,610	6,840,887

Total customer segregated funds	764,846,674	997,436,285
Amount required to be segregated	727,680,363	910,237,216

Excess funds in segregation	$37,166,311	$87,199,069

Funds deposited by customers and other assets, which are held in separate accounts for foreign futures, and foreign options customers at August 31, 2006 and 2007 are as follows:

	2006	2007
Cash—secured	$136,735	$718,229
Equities with registered futures commissions merchants	222,024	734,361
Amounts held by members of foreign boards of trade	2,661,020	17,529,529

	3,019,779	18,982,119
Amount required to be segregated	1,583,764	7,029,273

Excess funds in segregation	$1,436,015	$11,952,846

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ADJUSTED NET CAPITAL REQUIREMENTS

Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone’s adjusted net capital and minimum net capital requirement at August 31, 2006 and 2007 were as follows:

	2006	2007
Adjusted net capital	$30,729,364	$80,695,480
Minimum net capital requirement	$21,869,555	$37,421,174

FCC Investments, Inc. is required to maintain certain net capital as defined by the Securities and Exchange Commission. At August 31, 2006 and 2007, FCC Investments, Inc. net capital was $434,561 and $525,035, respectively. The minimum net capital requirement was $250,000 at August 31, 2006 and 2007.

8. INCOME TAXES

Income tax expense consists of current and deferred taxes as follows:

	2005	2006	2007
Current:
Federal	$4,027,000	$10,549,000	$18,900,000
State and local	373,000	925,000	1,900,000

Total current	4,400,000	11,474,000	20,800,000

Deferred:
Federal	(402,000)	(1,962,000)	(735,000)
State and local	(48,000)	(12,000)	(65,000)

Total deferred	(450,000)	(1,974,000)	(800,000)

Total income tax expense	$3,950,0000	$9,500,000	$20,000,000

Total income tax expense differs from the “expected” tax expense computed by applying the federal income tax rate of 34% in fiscal year 2005 and 35% in fiscal years 2006 and 2007 to income before income tax expense as follows:

	2005	2006	2007
“Expected” tax expense	$3,580,247	$8,664,950	$18,646,950
State income tax	214,500	593,450	1,192,800
Non-deductible items and other	155,253	241,600	160,250

Income tax expense	$3,950,000	$9,500,000	$20,000,000

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to deferred income tax assets are:

	2006	2007
Pension liability	$1,590,029	$2,996,900
Unrealized gain on exchange stock	—	(882,300)
Deferred compensation	2,148,600	2,599,500
Bad debt reserve	532,800	1,073,000
All other assets	425,096	948,485

Net deferred tax assets	$4,696,525	$6,735,585

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. As such, no valuation allowances have been provided.

9. EARNINGS PER SHARE

In February 2007, the Company issued a three-for-one stock split effected in the form of a stock dividend to stockholders of record on February 26, 2007. Additionally, in July 2007, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a stock dividend to stockholders of record on September 17, 2007 and distributed on September 27, 2007. Previously reported share and earnings per share amounts have been restated to reflect both stock splits.

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the years August 31, 2005, 2006 and 2007:

	2005			2006			2007
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
Basic net income	$6,580	19,607	$0.34	$15,257	21,749	$0.70	$33,277	24,500	$1.36
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—	—	—	—	551	(0.03)

Dilutive net income	$6,580	19,607	$0.34	$15,257	21,749	$0.70	$33,277	25,051	$1.33

10. RETIREMENT PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers substantially all employees. Effective April 1, 2006, such plan was closed to new employees hired subsequent to April 1, 2006. Additionally, the Company has a nonqualified noncontributory defined benefit retirement plan covering certain executive employees. The Company’s policy is to fund amounts that are intended to provide for benefits attributed to service to date.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) on August 31, 2007. SFAS 158 requires an entity to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income, net of income taxes. Since the full recognition of the funded status of the defined benefit pension plans is recorded on the consolidated statement of financial condition, the additional minimum liability is no longer recorded under SFAS 158.

In accordance with SFAS 158, the 2006 accounting and related disclosures were not adjusted by the adoption of the new standard. The table below summarizes the incremental effects of the adoption of SFAS 158 on the individual line items in the Company’s consolidated statement of financial condition at August 31, 2007:

	Pre SFAS 158 Adoption	SFAS 158 Adjustment	Post SFAS 158 Adoption

Assets:
Deferred income taxes	$4,590,352	$2,145,233	$6,735,585
Liabilities:
Accrued expenses	$(33,343,977)	$(5,288,226)	$(38,632,203)
Stockholders’ equity:
Accumulated other comprehensive loss (income), net of taxes of $ 2,145,233	$1,955,023	$3,142,993	$5,098,016

The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended August 31, 2005, 2006 and 2007 based on a measurement date of June 30, 2007 and 2006, respectively:

Changes in Benefit Obligation	2005	2006	2007
Benefit obligation at beginning of year	$19,363,500	$25,197,577	$25,856,655
Service cost with interest	1,708,926	2,043,529	1,922,194
Interest cost	1,143,801	1,315,018	1,602,851
Assumption changes	3,403,226	(4,064,592)	—
Actuarial (gain)/loss	(132,427)	1,664,380	2,294,074
Benefits paid	(289,449)	(299,257)	(221,583)

Benefit obligation at end of year	25,197,577	25,856,655	31,454,191

Changes in Plan Assets
Fair value at beginning of year	10,881,775	13,632,532	17,026,233
Actual return	454,266	1,174,254	3,050,019
Employer contribution	2,585,940	2,518,704	2,698,180
Benefits paid	(289,449)	(299,257)	(221,583)

Fair value at end of year	13,632,532	17,026,233	22,552,849

Funded status	(11,565,045)	(8,830,422)	(8,901,342)
Unrecognized net obligation	584,620	417,203	—
Unrecognized actuarial (gain)/loss	10,855,102	7,466,293	—
Contributions from measurement date to fiscal year end	419,784	619,784	678,736
Minimum liability	(6,702,314)	(2,811,548)	—

Accrued pension cost	$(6,407,853)	$(3,138,690)	$(8,222,606)

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated statements of financial condition consist of:

	August 31
	2006	2007
Accrued expenses	$(3,138,690)	$(8,222,606)
Accumulated other comprehensive loss	1,955,023	5,098,016

Amounts recognized in accumulated other comprehensive loss, net of tax consist of the following:

	2006	2007
Actuarial loss	$—	$2,906,820
Transition obligation	—	236,173
Additional minimum pension liability	2,599,640	—

	$2,599,640	$3,142,993

The Company expects approximately $531,000 of the actuarial loss and approximately $36,000 of the transition obligation to be recognized as components of retirement benefit costs in Fiscal 2008.

The following table displays the Company’s plans that have accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	August 31,
	2006	2007
Accumulated benefit obligations	$20,784,707	$24,669,844

Projected benefit obligations	25,856,655	31,454,191

Plan assets	17,026,233	22,552,849

The retirement benefit obligations were based upon an annual measurement date of June 30. The following weighted-average assumptions were used to determine benefit obligations in the accompanying statements of financial condition as of August 31, 2006 and 2007:

	2006	2007
Weighted-average assumptions:
Discount rate	6.25%	6.25%
Rate of compensation increase—based on age graded scale	2.75% to 7.25%	2.75% to 7.25%

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended August 31, 2005, 2006 and 2007:

	2005	2006	2007
Weighted-average assumptions:
Discount rate	6.25%	5.25%	6.25%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase—based on age graded scale	3.50% to 7.20%	2.50% to 7.20%	2.50% to 7.20%

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To account for the defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) the Company must make three main determinations at the end of each year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results. First, the Company must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of our discount rate assumption was to reflect the rate of which the pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plans. The discount rate assumptions were based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively.

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

The components of retirement benefit costs recognized in the consolidated statements of operations were as follows:

	2005	2006	2007
Service cost	$1,708,926	$2,043,529	$1,922,194
Interest cost	1,143,801	1,315,018	1,602,851
Less: Expected return on assets	(972,303)	(1,230,572)	(1,541,097)
Net amortization and deferral	438,934	919,104	568,874

	$2,319,358	$3,047,079	$2,552,822

The following table sets forth the actual asset allocation as of August 31, 2006 and 2007, and the target asset allocation for the Company’s plan assets:

	August 31,		Target Asset Allocation (1)
	2006	2007
Equity securities	72%	72%	65% to 75%
Debt securities	28%	28%	25% to 35%

Total	100%	100%

(1)	The long-term goal for equity exposure and for fixed income exposure is within the limits presented. The exact allocation at any point in time is at the discretion of the investment manager, but should recognize the need to satisfy both the volatility and the rate of return objectives for equity exposure, and satisfy the objective of preserving capital for the fixed income exposure.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to contribute approximately $2.0 million to the pension plans during fiscal 2008.

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year	Pension Benefits
2008	$465,690
2009	554,950
2010	660,029
2011	831,074
2012	974,578
2013—2016	7,629,985

The Company participates in the Thrift/Savings Plan for Cooperatives 401(k) plan and the FCStone Group Employee Stock Ownership Plan, both defined contribution plans. The Company contributed approximately $913,000, $1,039,000 and $1,035,031 to these plans during 2005, 2006, and 2007, respectively.

11. STOCK-BASED COMPENSATION

On May 2, 2006, the Company’s board of directors established a share-based compensation plan, the FCStone Group, Inc. 2006 Equity Incentive Plan (the “Plan”). The Plan, which is stockholder approved, permits the issuance of shares of the Company’s common stock to key employees and non-employee directors, pursuant to awards granted under the Plan, such as stock options, restricted stock awards, restricted stock units and performance share awards, as well as other stock-based awards. The Company believes that such awards better align the interest of its employees with those of its stockholders. The compensation cost that has been charged against operations for that plan was $120,000 and $619,933 for the years ended August 31, 2006 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $45,600 and $49,500 for the years ended August 31, 2006 and 2007, respectively. At August 31, 2007, 450,000 shares were available for issuance under the Plan.

Prior to September 1, 2006, the Company accounted for awards granted under the plan using the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The value of the stock options issued were based upon the Black-Scholes option-pricing model using the minimum value method as allowed under SFAS 123 and was recognized as expense in the period granted.

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. The Company has elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, no compensation cost was recognized, as the options granted prior to adoption of SFAS 123R were fully vested and expensed at the grant date, which was prior to September 1, 2006. Compensation cost for all stock-based payments granted subsequent to September 1, 2006, are based on the grant-date fair value determined in accordance with the new provisions of SFAS 123R. In adopting SFAS 123R, the estimated value of the Company’s stock-based awards (stock options), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis.

Stock options:

Non-qualified Stock Options—On June 13, 2006, the Company granted non-qualified stock options for 1,440,000 shares of our common stock to our officers and management and non-qualified stock options for 360,000 shares of common stock to the non-employee directors, of the Company, at a split-adjusted exercise price of $5.50 per share. The options were 100% vested on the grant date and expire on June 13, 2016. In

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the IPO, the Company granted non-qualified stock options for 236,250 shares of common stock to the non-employee directors of the Company, at an exercise price, equal to the initial public offering split-adjusted price of $16.00 per share. The options vest ratably over a five year period and expire on March 16, 2017.

Incentive Stock Options—In connection with the IPO, the Company granted incentive stock options for 888,750 shares of common stock to certain officers and management of the Company, at an exercise price, equal to the IPO split-adjusted price of $16.00 per share. The options vest ratably over a five year period and expire on March 16, 2017.

Provisions in the Plan and the option agreements issued under such plan to employees and non-employee directors provide that, upon retirement, vesting of the awards that are unvested on the date of termination, due to retirement, is halted and the unvested portion is forfeited.

The Company estimates the fair value of stock options granted, on the grant date, using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The weighted average assumptions used in the model are outlined in the following table:

	2006	2007
Volatility	0.00%	32.0%
Risk free interest rate	4.95%	4.45%
Expected life	5.0 years	6.5 years
Expected dividend yield on date of grant	4.6%	1.0%

Due to its lack of trading history, the Company utilizes historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. The minimum value method was used in determining fair value of stock options granted prior to September 1, 2006 as allowed under SFAS 123, which involves setting the assumption for volatility to zero. Also, because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, to determine the expected term of the future option grants. The resulting term from the simplified method is 6.50 years. The risk-free rate is based on the rate available on zero-coupon U.S. Treasury instruments, with a remaining term equal to the expected term of the share options, on the date of the grant.

Stock option activity during the periods indicated is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 1, 2005	—	—
Granted	1,800,000	$5.50
Exercised	—	—
Forfeited or expired	—	—

Outstanding at August 31, 2006	1,800,000	$5.50
Granted	1,125,000	$16.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at August 31, 2007	2,925,000	$9.54	9.08	$63,243,000

Exercisable at August 31, 2007(1)	1,800,000	$5.50	8.79	$46,188,000

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Although these shares are vested and exercisable, they are subject to significant transfer restrictions. The transfer restriction periods related to three equal series of 600,000 options will expire 180, 360 and 540 days after the close of the IPO.

The weighted-average grant-date fair value of options granted during the years ended August 31, 2006 and 2007, was $0.02 and $5.91, respectively. There were no options exercised during the years ended August 31, 2006 and 2007.

A summary of the status of the Company’s nonvested shares as of August 31, 2007, and changes during the year ended August 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 1, 2006	—	—
Granted	1,125,000	$5.91
Vested	—	—
Forfeited	—	—

Nonvested at August 31, 2007	1,125,000	$5.91

As of August 31, 2007, there was $6,032,567 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years.

12. COMMITMENTS

FCStone leases office space, equipment, automobiles, and an airplane under noncancelable operating leases which expire on various dates through 2015. Most of the leases provide that FCStone pay taxes, maintenance, insurance, and other expenses. At August 31, 2007, minimum rental payments due under such operating leases were approximately as follows: 2008, $2,082,000; 2009, $1,588,000; 2010, $1,263,000; 2011, $811,000 and 2012 and beyond, $2,261,000.

The rental expense under the above operating leases was approximately $2,290,000, $2,361,000 and $2,916,000 in 2005, 2006 and 2007, respectively.

FCStone Financial leases covered hopper cars and, in turn, subleases these cars to a railroad company. The lease renewed for a three-year period effective October 1, 2005, and has been classified as an operating lease. Rental expense, excluding mileage credits and maintenance costs, under this lease totaled approximately $656,000, $1,066,000, and $1,105,000 in 2005, 2006 and 2007, respectively. Future minimum lease payments under this operating lease are approximately $1,106,000 in 2008 and $92,000 in 2009. The sublease also was renewed for a three year period effective October 1, 2005. Sublease rental income, excluding mileage credits and maintenance costs, totaled approximately $831,000, $1,188,000, and $1,221,000 in 2005, 2006 and 2007, respectively. Future minimum lease payments expected to be received under the sublease subsequent to August 31, 2007 are approximately $$1,222,000 in 2008 and $102,000 in 2009.

Prior to the sale of a portion of the Company’s membership interest in FGDI to Agrex, the Company consolidated the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale, the Company accounts for the retained interest in FGDI under the equity method of

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting. All rental expense incurred by FGDI for the years ended August 31, 2006 and 2007 and the nine month period ended May 31, 2007 has been recorded in the Company’s consolidated statements of operations. FGDI is party to a capital lease agreement for grain bins in Mobile, Alabama. The capitalized asset was placed into service during September, 2005 and is being depreciated over the lease term. FGDI made payments on the lease equal to $550,000, $550,000, and $413,000 during fiscal 2005, fiscal 2006 and the nine month period ended May 31, 2007, respectively. In addition, the Company pays interest on the Industrial Development Revenue Bonds which amounted to approximately $82,000, $92,000, and $104,000 in fiscal 2005, fiscal 2006, and the nine month period ended May 31, 2007, respectively.

FGDI also leases grain storage facilities under various operating leases with expiration dates ranging from August 31, 2005 through September 30, 2013. The terms of the operating lease for grain facilities in Mobile, Alabama, require an annual lease commitment of $800,000. Payment of the annual lease amount, or a portion thereof, must be made in the instances where annual rail service and dockage income collected by the lessor, relating to the facilities’ volume of grain bushels handled, does not cover the annual lease amount. Cash receipts by the lessor, associated with elevation of the member bushels, have been adequate to fund the minimum lease payments for the years ending August 31 2005 and 2006 and the nine month period ended May 31, 2007.

FGDI leases covered hopper cars for use in its Ohio operations under various operating leases from unrelated parties, with terms ranging from twelve to sixty months. Rental expenses under these leases, which are included in cost of commodities sold, totaled approximately $2,800,000, $3,200,000, and $3,100,000 in the years ended August 31, 2005 and 2006 and the nine month period ended May 31, 2007, respectively.

FGDI leases various office space and grain storage facilities under year-to-year operating leases. Rental expense for these offices and facilities was approximately $542,000, $609,000, and $409,000 in the years ended August 31, 2005 and 2006 and the nine month period ended May 31, 2007, respectively. FGDI also rents equipment periodically throughout the year under day-to-day agreements. Rent expense for equipment and machinery was approximately $51,000, $64,000, and $44,000 in the years ended August 31, 2005 and 2006 and the nine month period ended May 31, 2007, respectively.

In the event the counterparty is unable to meet its contractual obligations, FCStone Trading may be exposed to the risk of purchasing commodity or energy related products at prevailing market prices. To mitigate this risk, FCStone Trading has purchased credit-default swaps and credit insurance that provides some coverage against counterparty risk. FCStone Trading records the insurance premiums or premium paid for the swaps as a prepaid asset and amortize that over the life of the policy or contract. At August 31, 2006 and 2007, FCStone Trading held 14 and 18 credit-default swaps with a reported value of $125,893 and $44,597, respectively. The fair value of these swaps at August 31, 2006 and 2007 was consistent with the amounts reported. FCStone Trading has not experienced any significant recoveries under these arrangements in 2005, 2006 or 2007. Customer and counterparty credit risk is mitigated through the requirements for and maintenance of margin accounts.

During 2006 and 2007, FCStone Trading entered into offsetting contracts with two parties to acquire and deliver ethanol under a fixed price arrangement. FCStone Trading, acting as a principal, records the purchase and sale gross, at each delivery date.

FCStone Merchant Services has a noncancelable operating lease for office space in New Jersey. During the current year, the lease, which had an initial three year term expiring on June 30, 2007, was extended until June 30, 2008. The lease requires FCStone Merchant Services to pay all executory costs, such as maintenance and liability insurance. Rent expense associated with this lease totaled approximately $66,000, $66,000 and $67,000 in 2005, 2006 and 2007, respectively. Future minimum lease payments under the lease for the years subsequent to August 31, 2007 are $60,000 in 2008.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) in order to provide employee incentives and additional capital to the Company. Generally, employees of the Company or any participating affiliates who meet the criteria defined in the ESOP are eligible. The ESOP operates on a plan year which corresponds to the calendar year. Prior to the IPO, the Company and the ESOP obtained an annual valuation, measured as of the end of each calendar year, in connection with the administration of the ESOP. Subsequently, the valuation will be based on the closing stock market value at the end of each plan year. For plan years beginning after December 31, 2005, the Company makes matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan, up to 8%. Dividends received with respect to shares of Company stock allocated to participants’ accounts in the ESOP are credited to such participants’ accounts annually on the basis of the number of shares of Company stock allocated to each such participant’s account. All shares held by the ESOP are treated as outstanding in computing earnings per share. Prior to the IPO, in the event a terminated plan participant, whether by death, disability, retirement or other termination, desired to sell his or her shares of Company stock, the Company was required to purchase the shares from the participant at their appraised value at that time. Accordingly, the shares of common stock held by the ESOP were not readily marketable, and therefore the Company reflected the maximum cash obligation related to those shares outside of stockholders’ equity as temporary equity as of August 31, 2005 and 2006.

During 2007, in connection with the IPO, the Company amended the ESOP such that the “put option” requirement does not apply to company stock distributed from the ESOP if, at such time, the Company’s stock is readily available on an established securities market. On March 16, 2007, the Company’s stock began trading on the NASDAQ Global Select Market, under the symbol FCSX, and therefore the Company’s obligation to purchase such shares of common stock ceased and the amount reflected in redeemable common stock was reclassified to stockholders’ equity.

As of August 31, 2006, the shares held by the ESOP, the ESOP appraisal value per share and the maximum cash obligation were as follows:

August 31, 2006
Split-adjusted shares held by the ESOP	2,097,670
ESOP appraisal value per share (as of December 31, 2005)(1)	$2.90
Maximum cash obligation(2)	$6,078,583

(1)	For August 31, 2006, the ESOP appraisal value per share is the independent valuation split-adjusted price of $2.90 as of December 31, 2005.
(2)	Redeemable common stock held by the ESOP represented our maximum obligation to purchase common stock distributed to a terminated plan participant based upon the most recent appraised value as of August 31, 2006. The Company’s obligation to purchase such shares of common stock ceased on March 16, 2007 in accordance with the terms of the ESOP and the amount reflected in redeemable common stock will thereafter be reflected in stockholders’ equity.

14. ACCOUNTS RECEIVABLE

During 2006, an FGDI customer located in Alabama declared bankruptcy. Assets were sold through a court administered auction. FGDI is uncertain as to the amount of its receivable that it can collect from this customer and has reserved the entire balance receivable through a $1.1 million charge to bad debt expense in 2006.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, an FGDI customer located in Mexico failed to make timely payment on accounts owed to the Company in the amount of $2.9 million. Although this customer subsequently provided a mortgage on real estate located in Mexico, based on available information, it appears probable that the Company will be unable to collect the amount due. As a result, the Company’s loss from this default is approximately $2.9 million, which has been recognized as a charge to bad debt expense during fiscal 2005. During November 2004, an FGDI customer located in Mexico failed to make timely payment on its receivables. As a result, the Company’s loss from this non payment default was $1.0 million. The Company recognized the loss through a $0.7 million charge to bad debt expense during fiscal 2005, in addition to $0.3 million previously recorded for this matter.

In both instances, the purchase agreement stipulates that the Company retains a 70% interest in any recoveries related to these matters.

15. NOTES PAYABLE

Notes payable outstanding at August 31, 2006 and 2007 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at August 31, 2007 (in millions)		Amount Outstanding at August 31,
				2006	2007
Margin Call Facilities:
Deere Credit, Inc.	March 1, 2008	$30.0		$—	$—
Harris, N.A.	January 31, 2008	15.0		—	—
CoBank, ACB	December 30, 2007	10.0		—	—
CoBank, ACB	December 30, 2008	10.0		—	—
Commodity Merchandising Facilities:
CoBank, ACB(1)		—		20,992,636	—
AFG Trust Finance Limited(1)	September 18, 2007	—		4,057,937	—
Commodity Financing Facilities:
Harris, N.A.	January 31, 2008	5.0		—	—
Deere Credit, Inc.	March 1, 2008	96.0		7,100,000	4,011,000
CoBank, ACB	May 1, 2008	100.0		3,405,000	15,937,000
Fortis Capital Corp.	Demand	20.0		1,116,000	450,000
RZB Finance, LLC	Demand	8.0		1,068,000	—
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	—
Standard Chartered Bank, New York	Demand	20.0		—	1,141,000
Other borrowings:
Deere Credit, Inc.	October 1, 2009	—	(2)	10,250,000	—
Long-term note	December 31, 2012	—		179,452	—

Total				$48,169,025	$21,539,000

(1)	Subsequent to the sale of majority interest in FGDI, the lines of credit of FGDI are no longer consolidated into the Company’s consolidated statement of financial condition. At August 31, 2006, the CoBank, ACB and AFG Trust Finance Limited lines of credit were bearing interest at an annual rate of 7.56% and 9.00%, respectively.
(2)	On August 15, 2007, the Company closed its corporate line with Deere Credit, Inc. At August 31, 2006, the Deere Credit, Inc. line of credit was bearing interest at an annual rate of 8.29%.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Margin Call Facilities

FCStone has an unsecured line of credit with Deere Credit, Inc. (“Deere Credit”) to be used for margin calls, if necessary. The margin call line of credit is subject to annual review, and continued availability of this line of credit is subject to the Company’s financial condition and operating results continuing to be satisfactory to Deere Credit. Borrowings under this line are on a demand basis. Unused portions of the credit facility require a commitment fee of 0.15% on the unused commitment.

FCStone has unsecured lines of credit with Harris, N.A. (“Harris”) to be used for margin calls and commodity deliveries, if necessary. These lines of credit are subject to annual review and continued availability of these lines are subject to FCStone’s financial condition and operating results continuing to be satisfactory to Harris. Borrowings under this line are on a demand basis and bear interest at the prime rate as announced by Harris. Unused portions of the credit facility require a commitment fee of 0.25% on the unused commitment.

FCStone Trading has a master loan agreement with CoBank, ACB (“CoBank”), which was entered into as of January 25, 2006. On December 12, 2006, FCStone Trading entered into a revolving credit supplement agreement, expiring on December 31, 2007, and a revolving term loan supplement agreement, expiring on December 31, 2008, with CoBank. The purpose of these facilities is to provide funding for commodities risk management consulting services that FCStone Trading provides to its customers, primarily the payment of option premiums and margin calls on hedge and swap transactions entered into by FCStone Trading on behalf of customers. Additionally, the revolving term loan provides funding for the issuance of letters of credit required by and for the benefit of certain swap transaction counterparties. Amounts outstanding under these credit facilities will bear interest at a rate defined in the agreement. Unused portions of the credit facility require a commitment fee of 0.25% on the unused commitment. The agreement contains financial covenants related to current assets in excess of current liabilities and total assets in excess of total liabilities, as defined. FCStone Trading was in compliance with these covenants throughout and as of the year ended August 31, 2007. The loan agreement requires FCStone Trading to acquire and maintain nonvoting participation certificates in CoBank in amounts determined in accordance with CoBank’s bylaws and capital plan. These certificates are reported as investments in other organizations.

Commodity Financing Facilities

On February 26, 2007, FCStone Financial extended its uncommitted line of credit agreement with Deere Credit, in the amount of $96.0 million. The line of credit carries interest at a tiered variable rate determined at each advance based on the collateral quality of advances requested by FCStone Financial, as defined in the agreement. The weighted-average interest rate on amounts outstanding at August 31, 2006 and 2007 was 8.00% and 7.74%, respectively. The line of credit is secured by inventories and accounts receivable, as evidenced by warehouse receipts. The agreement contains financial covenants related to current assets in excess of current liabilities and total assets in excess of total liabilities. FCStone Financial was in compliance with these requirements throughout and as of the year ended August 31, 2007. In addition, FCStone Financial must obtain a Guaranty from FCStone Group, Inc. to meet minimum net worth levels at the end of each month and fiscal year. The Company maintains a limited corporate guarantee with Deere Credit to meet this obligation. There are no commitment fees associated with this line of credit.

FCStone Financial has a master loan agreement in place with CoBank, which was entered into as of February 28, 2003. On March 19, 2007, FCStone Financial entered into an uncommitted revolving credit supplement and promissory note agreement with CoBank. Interest under the agreement is variable and is determined separately at the time advances are requested by FCStone Financial. The weighted-average interest rate on amounts outstanding at August 31, 2006 and 2007 was 7.51% and 7.63%, respectively. Under a

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordination agreement dated March 19, 2007, borrowings under the line of credit with Deere Credit, discussed above, are subordinate to those under the line of credit with CoBank. The line of credit is secured by the equity of FCStone Financial and inventories and accounts receivable, as evidenced by warehouse receipts. The agreement contains financial covenants related to equity. FCStone Financial was in compliance with this requirement throughout and as of the year ended August 31, 2007. In addition, the Company maintains a guarantee of payment agreement with CoBank with a maximum obligation of $1.5 million. The loan agreement requires FCStone Financial to acquire and maintain nonvoting participation certificates in CoBank in amounts determined in accordance with CoBank’s bylaws and capital plan. These certificates are reported as investments in other organizations. There are no commitment fees associated with this line of credit.

FCStone Merchant Services has an uncommitted line of credit agreement with RZB Finance (“RZB”) to be used for short term loan advances and issuance of commercial letters of credit (“L/C’s”). The loans and L/C’s shall be used to finance the purchase of inventory, by FCStone Merchant Services or by their customers, from suppliers and accounts receivable arising from the sale of inventory. FCStone Merchant Services has executed and delivered to RZB a general security agreement and related UCC 1 financing statements granting RZB a first priority perfected lien on all personal property of FCStone Merchant Services. Each Loan is payable on demand, and in no event shall be outstanding for more than 180 days. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. At August 31, 2006, the line of credit was bearing interest at an annual rate of 8.0%. The fees for issuing L/C’s under the facility are determined in accordance with the terms of the agreement, with a minimum fee of $500. The agreement contains financial covenants related to FCStone Merchant Services’s tangible net worth, as defined. FCStone Merchant Services was in compliance with the requirement throughout and as of the year ended August 31, 2007. No commitment fees were paid in 2006 and 2007 under this facility.

FCStone Merchant Services has an uncommitted line of credit agreement with Fortis Capital Corp. (“Fortis”) to be used for loans and documentary and standby L/C’s. Each loan or L/C shall be used to finance self liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as, repurchase agreements with counterparties acceptable to Fortis. FCStone Merchant Services’s obligation to Fortis is secured by a perfected security interest in all personal property and fixtures of FCStone Merchant Services. All loans are payable on demand, and in no event shall be outstanding for more than 74 days, unless agreed by Fortis. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. At August 31, 2006 and 2007, the line of credit was bearing interest at an annual rate of 7.71% and 7.96%, respectively. The fees for issuing documentary, trade and standby L/C’s under the facility are determined in accordance with the terms of the agreement. The agreement contains financial covenants related to FCStone Merchant Services’s working capital and ratio of total outstanding loans and extensions of credit from all banks and institutions to tangible net worth, as defined. FCStone Merchant Services was in compliance with the requirements throughout and as of the year ended August 31, 2007. No commitment fees were paid in 2006 and 2007 under this facility.

FCStone Merchant Services has an uncommitted line of credit agreement with Bank of Toyko-Mitsubishi UFJ, Limited (“BTMU”) to be used for loans and commercial and standby letters of credit L/C’s. Each loan or L/C shall be used to finance self liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as, repurchase agreements with counterparties acceptable to BTMU. The facility is secured by a first priority lien on the inventory, accounts receivable, hedge contracts, and the proceeds from the specific commodity transaction financed. All loans are payable on demand, and in no event shall be outstanding for more than 364 days. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. The fees for issuing commercial and standby L/C’s under the facility are determined in accordance with the terms of the agreement. No commitment fees were paid in 2006 and 2007 under this facility.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCStone Merchant Services has an uncommitted revolving credit facility agreement with Standard Chartered Bank, New York to be used for short term loans, the issuance of documentary and standby letters of credit and letters of indemnity. Each loan or letter of credit shall be used to finance physical commodity transactions, including grains and energy products. The facility is secured by a first priority lien on the inventory, accounts receivable, hedge contracts, and the proceeds from the specific commodity transaction financed. All loans are payable on demand, and in no event shall be outstanding for more than ninety days, with provisions for rollovers if necessary. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. At August 31, 2007, the line of credit was bearing interest at an annual rate of 8.25%. The fees for issuing documentary and standby letters of credit under the facility are determined in accordance with the terms of the agreement. The agreement contains financial covenants related to FCStone Merchant Services’s tangible net worth, minimum working capital and maximum total leverage, as defined. FCStone Merchant Services was in compliance with the requirements throughout and as of the year ended August 31, 2007. No commitment fees were paid in 2006 and 2007 under this facility.

16. LETTERS OF CREDIT

FCStone Trading is required to provide letters of credit to certain customers and counterparties that can be drawn upon if there is a loss on the over-the-counter contracts. FCStone Trading provides these letters of credit under an agreement with CoBank. The agreements require commitment fees paid in advance, which are recorded as prepaid expenses and recognized over the life of the respective letter of credit. At August 31, 2006, FCStone Trading had outstanding letters of credit totaling $0.9 million. FCStone Trading has no outstanding letters of credit at August 31, 2007. At August 31, 2006, FCStone Trading had $2,526,110 of cash restricted to collateralize a standby letter of credit with Harris in favor of a counterparty. The standby letter of credit expired on January 15, 2007, and the restriction on the cash deposit was removed.

FCStone Merchant Services provides credit support on behalf of certain customers using arrangements such as documentary and standby letters of credit (see note 15). These arrangements enable customers to execute transactions or obtain desired financial arrangements with third parties. Should the customer fail to perform under the terms of the transaction or financing arrangement, FCStone Merchant Services would be required to perform on their behalf. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. FCStone Merchant Services has issued letters of credit in the amount of $10,394,180 and $8,846,000 at August 31, 2006 and 2007, respectively. FCStone Merchant Services has not recorded a liability related to these guarantees.

17. SUBORDINATED DEBT

FCStone has an unsecured subordinated debt line of credit with Deere Credit in the amounts of $7,000,000 and $3,000,000 at August 31, 2006 and 2007, respectively. The subordinated revolving line of credit bears interest at the rate of 4.8% in excess of LIBOR. Unused portions of the credit facility require a commitment fee of 1/ 2 percent on the unused commitment. Borrowings outstanding under this line of credit were $6,000,000 at August 31, 2006. There were no borrowings outstanding under this line of credit at August 31, 2007.

FCStone has subordinated notes with various individuals, amounting to $1,000,000 at August 31, 2006 and 2007, respectively (see note 20). The notes are variable rate notes, and bear interest at a rate equal to the prime rate as published in The Wall Street Journal, which was 8.25% at August 31, 2006 and 2007. The notes mature on dates ranging from December 31, 2007 through June 30 2008, and are subordinated as defined by CFTC regulations.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. CONTINGENCIES

The Company, from time to time, is involved in various legal matters considered normal in the course of its business. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. Although the outcome of such matters cannot be predicted with certainty and no assurances can be given with respect to such matters, the Company believes that the outcome of these matters in which it is currently involved will not have a materially adverse effect on its results of operations, liquidity, or financial position.

The Company continues to have on-going legal proceedings related to FGDI, as disclosed below. Despite the sale of a portion of our membership interest in FGDI on June 1, 2007, the Company continues to be liable for seventy percent of any losses incurred by FGDI related to these specific claims.

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

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest. The claimant filed an appeal which was heard in July 2007. On October 5, 2007, the Appeal Board published their decision, upholding the award in favor of FGDI. FGDI intends to enforce the award against Xiamen.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management is currently unable to predict the outcome of these claims and, except as noted above, believes their current status does not warrant accrual under the guidance of SFAS No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, except as noted above, no amounts have been accrued in the financial statements. Management intends to vigorously defend these claims and will continue to monitor the result of arbitration and assess the need for future accruals.

19. BUSINESS AND CREDIT CONCENTRATIONS

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

No single customer accounted for more than 10% of the Company’s consolidated revenues in 2005, 2006, and 2007.

20. TRANSACTIONS WITH AFFILIATED COMPANIES

FCStone has entered into an agreement with FCTC to provide management services, including accounting, administrative, personnel, and office space. The Company receives a monthly fee plus 15% of net earnings of FCTC, which totaled approximately $231,000, $359,704 and $462,400 in 2005, 2006 and 2007, respectively.

The Company loaned monies to individuals who subsequently loaned the monies in the form of subordinated debt to FCStone, creating a financial interest which is required to enable FCStone to execute transactions through exchange membership seats held by these individuals on the Chicago Mercantile Exchange. At August 31, 2006 and 2007, $1,000,000 was outstanding under this arrangement, respectively.

21. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments in the normal course of its business. These instruments are primarily the execution of orders for commodity futures, options, and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant market risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. In the event the counterparty is unable to meet its contracted obligation, the Company may be exposed to risk. The Company controls these risks by assessing the

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit worthiness of each counterparty, establishing limits, and monitoring compliance on a daily basis. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. FCStone is also a party to guarantees of performance, by a third party, of ethanol marketing agreements with certain risk management customers.

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, commodity and accounts and note receivables, marketable securities and payables contained in the consolidated statements of financial condition approximates their fair values due to the short-term nature of these instruments. Short-term borrowings and obligations under capital lease have variable rates which approximate fair value.

The fair value estimates presented herein are based on pertinent information available to management as of August 31, 2006 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

23. OPERATING SEGMENT INFORMATION

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

On June 1, 2007, the Company closed an equity purchase agreement to sell a portion of our interest in FGDI to Agrex, the other existing member of FGDI. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and effective June 1, 2007, account for this non-controlling interest on the equity method of accounting. FGDI represents our entire Grain Merchandising segment, and accordingly, in the future we expect to discontinue reporting a Grain Merchandising segment, and our remaining equity interest in FGDI will be included in the Corporate and Other segment.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the significant items by operating segment for the results of operations for the years ended August 31, 2005, 2006, and 2007, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
2005
Total revenues	$83,713	$53,377	$1,240,547	$25,775	$157	$(1,722)	$1,401,847
Interest revenues	3,131	4,124	153	1,128	125	(484)	8,177
Interest expense	73	337	2,849	937	234	(484)	3,946
Income (loss) before minority interest and income tax expense	11,160	5,152	(2,037)	556	(4,800)	—	10,031
Total assets	356,341	380,422	80,569	28,554	8,887	(45,189)	809,584
2006
Total revenues	$91,970	$79,948	$1,079,828	$45,905	$(300)	$(2,546)	$1,294,805
Interest revenues	9,610	10,702	693	3,320	279	(1,430)	23,174
Interest expense	155	426	3,344	2,716	494	(1,430)	5,705
Income (loss) before minority interest and income tax expense	21,937	10,981	(430)	(19)	(7,938)	—	24,531
Total assets	395,001	581,709	87,461	27,960	16,140	(51,064)	1,057,207
2007
Total revenues	$131,321	$101,773	$1,079,043	$28,984	$3,627	$(3,097)	$1,341,651
Interest revenues	20,445	15,707	94	7,179	1,301	(1,769)	42,957
Interest expense	393	593	4,482	5,684	597	(1,812)	9,937
Income (loss) before minority interest and income tax expense	45,721	9,610	2,130	1,052	(4,597)	—	53,916
Total assets	756,188	582,428	—	44,684	49,343	(12,449)	1,420,194

A summary of the Company’s consolidated revenues by geographic area is presented below:

	Consolidated Revenues(1)(000’s)
	2005	2006	2007
United States	$692,556	$718,247	$699,966
China	553,393	311,489	435,799
Canada	59,868	74,419	56,060
Mexico	63,491	45,530	17,203
Other countries	32,539	145,120	132,623

Total	$1,401,847	$1,294,805	$1,341,651

(1)	Revenues are attributed to countries based on location of customer.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly data is set forth in the following table (in thousands):

	Quarter
	First	Second	Third	Fourth	Total
2006
Total revenues	$350,009	$268,861	$358,798	$317,137	$1,294,805
Income before minority interest and income tax expense	5,371	6,556	6,023	6,581	24,531
Net income	3,383	3,936	4,051	3,887	15,257
Basic earnings per share (note 9)	0.16	0.18	0.19	0.18
Diluted earnings per share (note 9)	0.16	0.18	0.19	0.18
2007
Total revenues	$499,676	$403,448	$362,891	$75,636	$1,341,651
Income before minority interest and income tax expense	10,450	11,147	13,145	19,174	53,916
Net income	6,314	6,920	8,069	11,974	33,277
Basic earnings per share (note 9)	0.29	0.32	0.30	0.44
Diluted earnings per share (note 9)	0.29	0.32	0.29	0.42

25. INVESTMENT IN AFFILIATED COMPANY

On June 1, 2007, the Company closed an equity purchase agreement to sell a portion of its controlling interest in FGDI. The Company retains a 25% interest in the equity of FGDI and subsequent to the sale, accounts for this non-controlling interest on the equity method of accounting.

The unamortized portion of the excess of cost over the Company’s share of net assets of FGDI is approximately $0.9 million at August 31, 2007. In accordance with SFAS No. 142, this equity method goodwill is not amortized, but is analyzed for impairment.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities at August 31, 2006 were included in the Company’s consolidated financial statements, however subsequent to the sale, the assets and liabilities are no longer included in the Company’s consolidated financial statements. Summary combined unaudited financial information for FGDI as of and for the three month period ended August 31, 2007 follows:

2007
Financial Position:
Trade accounts receivable, net of allowance for doubtful accounts	$76,244,437
Inventories	57,531,738
Open contracts	40,922,733
Property, plant, equipment and storage facilities	3,651,026
Other assets	19,961,779

Total assets	198,311,713

Liabilities	99,944,977
Notes payable, subordinated notes payable, and obligations under capital lease	86,244,510

Total liabilities	186,189,487

Members’ equity	12,122,226

Results of Operations:
Total revenues	468,651,363
Total costs and expenses	467,764,637

Net (loss) income	$886,726

Additionally, the Company has investments in three other entities that are accounted for using the equity method of accounting, which are not significant to the Company’s consolidated financial statements. All material intercompany transactions between the Company and investees accounted for on the equity method of accounting have been eliminated.

26. SUBSEQUENT EVENTS

On September 5, 2007, the Company sold 5,183 shares of CME common stock. These shares were classified as available-for-sale securities at August 31, 2007, with an unrealized gain of $2,385,362 recorded in accumulated other comprehensive income. Total proceeds received from the sale were $2,902,480. The Company expects to record a realized gain of $2,385,362 in fiscal 2008 related to this sale.

On November 9, 2007, the Company agreed to provide funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification. The Company has agreed to provide additional loans of up to $2.5 million for this purpose and in connection therewith obtained improved priority status for our investment, as well as majority ownership and control. If the modifications are made on schedule and perform as anticipated, commercial operations are expected to commence in calendar 2008. Effective November 9, 2007, the Company has majority ownership of, and controls, Green Diesel, and anticipates that Green Diesel will be included in the consolidated financial statements at November 30, 2007.

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENT OF FINANCIAL CONDITION

Parent Company Only

August 31, 2006 and 2007

(in thousands)

	2006	2007
ASSETS
Cash and cash equivalents	$669	$23,075
Accounts receivable	16	26
Accounts receivable—subsidiaries	203	1,844
Notes receivable	1,325	1,601
Notes receivable—subsidiaries	3,500	3,800
Deferred income taxes	4,697	7,642
Investments in affiliates and others	67,138	142,897
Other assets	2,194	2,670

	$79,742	$183,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$75	$214
Accrued expenses:
Accrued pension liability	2,074	7,362
Income taxes payable	1,555	2,867
Other	207	922
Notes payable	10,250	—

Total liabilities	14,161	11,365

Minority interest	607	—
Redeemable common stock held by Employee Stock Ownership Plan	6,079	—

Stockholders’ equity:
Common stock, no par value	21,747	104,267
Additional paid in capital	120	1,115
Treasury stock	—	(376)
Accumulated other comprehensive loss	(1,955)	(5,098)
Retained earnings	45,062	72,282

	64,974	172,190
Less maximum cash obligation related to ESOP shares	(6,079)	—

Total stockholders’ equity	58,895	172,190

	$79,742	$183,555

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

Parent Company Only

Years Ended August 31, 2005, 2006 and 2007

(in thousands)

	2005	2006	2007
Revenues:
Interest	$129	$283	$1,306
Other	—	—	2,595
Equity in earnings of affiliates	10,142	24,839	50,908

Total revenues	10,271	25,122	54,809

Costs and expenses:
Interest	234	494	597
Bank charges and miscellaneous	6	97	296

Total costs and expenses	240	591	893

Income before minority interest and income tax expense	10,031	24,531	53,916
Minority interest	(499)	(226)	639

Income before income tax expense	10,530	24,757	53,277
Income tax expense	3,950	9,500	20,000

Net income	$6,580	$15,257	$33,277

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Only

Years Ended August 31, 2005, 2006 and 2007

(in thousands)

	2005	2006	2007
Cash flows from operating activities:
Net income	$6,580	$15,257	$33,277
Gain on sale of FGDI membership units	—	—	(2,595)
Equity in earnings of affiliates	(10,142)	(24,839)	(50,908)
Minority interest, net of distributions	(733)	(226)	639
Increase in deferred income taxes	(450)	(1,975)	(800)
Increase in accounts receivable	(21)	(181)	(1,031)
Increase in other assets	—	—	(654)
Increase in accrued expenses	—	120	891
Increase in accounts payables	10	50	139
(Decrease) increase in income taxes payable	101	1,075	1,312

Net cash used in operating activities	(4,655)	(10,719)	(19,730)

Cash flows from investing activities:
Proceeds from the disposition of FGDI membership units	—	—	6,750
Distributions from affiliates	2,514	17,395	16,750
Capital contribution in affiliate	(225)	(5,190)	(47,000)
Purchase of exchange membership and stock	—	(2,600)	—
Proceeds from sale of exchange membership	—	613	—

Net cash provided (used in) by investing activities	2,289	10,218	(23,500)

Cash flows from financing activities:
Increase (reduction) in checks written in excess of bank balance	(124)	—	—
Proceeds from initial public offering, net	—	—	129,670
Payment for redemption of common stock	(613)	—	(48,486)
Proceeds from issuance of common stock	1,744	—	1,336
Proceeds from issuance of redeemable common stock held by ESOP	4,487	223	—
Payment of prior year patronage	(1,869)	—	—
Dividends paid	—	(2,898)	(6,057)
(Issuance of) proceeds from repayment of notes receivable, net	4,000	(2,575)	(576)
Proceeds from (issuance of) notes payable, net	(4,000)	6,000	(10,250)
Registration costs	(839)	—

Net cash provided by financing activities	2,786	750	65,636

Net increase in cash and cash equivalents	420	249	22,406
Cash and cash equivalents at beginning of year	—	420	669

Cash and cash equivalents at end of year	$420	$669	$23,075

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$224	$443	$663
Income taxes	4,215	10,310	19,632

SCHEDULE II

FCSTONE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal year ended August 31, 2005
Reserve for doubtful accounts	$970	$4,077	$—	$(4,122)	$925

Fiscal year ended August 31, 2006
Reserve for doubtful accounts	$925	$1,909	$—	$—	$2,834

Fiscal year ended August 31, 2007
Reserve for doubtful accounts	$2,834	$1,632	$—	$(1,566)	$2,900

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of FCStone Group, Inc. (as currently in effect) (14)

3.2	Certificate of Ownership and Merger (12)

3.3	Amended and Restated Bylaws of FCStone Group, Inc. (as currently in effect) (10)

4.1	Form of Common Stock Certificate (15)

4.2	FCStone Group, Inc. 2006 Equity Incentive Plan (3)

10.1	Employment Agreement, dated as of September 1, 2005, between FCStone, LLC, and Paul G. Anderson (4)

10.2	Employment Agreement, dated as of January 5, 2004, between FCStone Group, Inc., and Jeff Soman (2)

10.3	Employment Agreement, dated as of April 18, 1988, between Farmers Commodities Corporation and Robert V. Johnson (2)

10.4	Employment Agreement, dated as of May 9, 2003, between FCStone, LLC, and Steve Gutierrez (2)

10.5	CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (2)

10.6	Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (5)

10.7	Executive Short-term Incentive Plan (15)

10.8	FCStone Group Inc. Change In Control Severance Plan (15)

10.9	Staff Incentive Plan (15)

10.10	FGDI Incentive Plan (6)

10.11	FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (5)

10.12	Form of Director Indemnification Agreement (6)

10.13	Master Loan Agreement, dated April 15, 2002, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.14	First Amendment to the Master Loan Agreement, dated November 3, 2003, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.15	Limited Corporate Guaranty, dated April 16, 2002, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.16	Amended and Restated Revolving Statused Operating Note, dated February 23, 2006, between FCStone Financial, Inc., and Deere Credit, Inc. (7)

10.17	Letter Agreement, dated February 26, 2007, between FCStone Financial, Inc., and Deere Credit, Inc. (15)

10.18	Revolving Subordinated Loan Agreement, dated November 21, 2002, between FCStone, LLC, and Deere Credit, Inc. (2)

10.19	First Amendment to the Revolving Subordinated Loan Agreement, dated November 3, 2003, between FCStone, LLC, and Deere Credit, Inc. (2)

10.20	Second Amendment to the Revolving Subordinated Loan Agreement, dated February 28, 2005, between FCStone, LLC, and Deere Credit, Inc. (9)

10.21	Third Amendment to the Revolving Subordinated Loan Agreement, dated August 31, 2005, between FCStone, LLC, and Deere Credit, Inc. (15)

Exhibit No.	Description of Document
10.22	Unsecured Revolving Subordinated Note, dated November 21, 2002, between FCStone, LLC, and Deere Credit, Inc., due on December 1, 2005 (2)

10.23	First Amendment to the Unsecured Revolving Subordinated Note, dated November 3, 2003, between FCStone, LLC, and Deere Credit, Inc. (2)

10.24	Second Amendment to Unsecured Revolving Subordinated Note, dated as of February 28, 2005, between FCStone, LLC, and Deere Credit, Inc. (15)

10.25	Change in Terms Agreement, dated September 21, 2006, between FCStone, LLC, and Deere Credit, Inc. (15)

10.26	Change in Terms Agreement, dated November 20, 2006, between FCStone, L.L.C. and Deere Credit, Inc. (14)

10.27	Master Loan Agreement, dated February 15, 2001, between FCStone, LLC, and Deere Credit, Inc. (2)

10.28	Change in Terms Agreement, dated February 26, 2007, between FCStone L.L.C. and Deere Credit, Inc. (15)

10.29	Change in Terms to the Master Loan Agreement, dated September 20, 2002, between FCStone, LLC, and Deere Credit, Inc. (15)

10.30	Amended and Restated Unsecured Revolving Operating Note, dated May 19, 2006, between FCStone, LLC, and Deere Credit, Inc., due on March 1, 2007 (15)

10.31	Change in Terms Agreement, dated January 16, 2007, between Deere Credit, Inc. and FCStone, LLC (13)

10.32	Change in Terms Agreement, dated February 26, 2007, between FCStone L.L.C. and Deere Credit, Inc. (15)

10.33	Floating Rate Loan/Procedures Letter, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank for $ 15 million (15)

10.34	First Supplement to Floating Rate Loan/Procedures Letter, dated September 21, 2006, between FCStone, LLC, and Harris Trust Savings Bank (15)

10.35	Floating Rate Loan/Procedures Letter, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank for $ 5 million (15)

10.36	Unsecured Demand Note, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank for $ 15 million (2)

10.37	Secured Demand Note, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank for $ 5 million (14)

10.38	Guaranty Agreement, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank (15)

10.39	Second Supplement to Floating Rate Loan-Procedures Letter, dated January 22, 2007, between FCStone LLC and Harris N.A. (14)

10.40	Guaranty Agreement, dated June 30, 2006, between FCStone, LLC, and Harris, NA (15)

10.41	Letter Agreement for $15 Million Credit Facility, dated February 1, 2007, between FCStone, LLC, and Harris N.A. (15)

10.42	Unsecured Demand Note dated September 30, 2006, between FCStone, LLC, and Harris, NA (15)

10.43	Master Loan Agreement dated February 28, 2003 between FCStone Financial, Inc., and CoBank ACB (8)

Exhibit No.	Description of Document
10.44	Guaranty of Payment, dated February 28, 2003, between FCStone Group, Inc., and CoBank ACB (8)

10.45	Uncommitted Revolving Credit Supplement and Promissory Note to the Master Loan Agreement dated March 19, 2007, between FCStone Financial, Inc., and CoBank ACB (1)

10.46	Master Loan Agreement, dated January 25, 2006, between FCStone Trading, LLC, and CoBank ACB (15)

10.47	Statused Revolving Credit Supplement, dated December 12, 2006, between FCStone Trading, LLC, and CoBank ACB (14)

10.48	Statused Revolving Term Loan Supplement, dated December 12, 2006, between FCStone Trading, LLC, and CoBank ACB (14)

10.49	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC, and Gerald Hirsch (5)

10.50	Amendment to Cash Subordinated Loan Agreement and Promissory Note, dated June 30, 2006, between FCStone, LLC, and Gerald Hirsch (11)

10.51	Cash Subordinated Loan Agreement, dated December 12, 2003 between FCStone, LLC, and William Shepard (5)

10.52	Amendment to Cash Subordinated Loan Agreement and Promissory Note, dated November 10, 2006 between FCStone, LLC, and William Shepard (15)

10.53	Letter Agreement, dated March 31, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. for $20,000,000 credit facility (6)

10.54	Promissory Note ($20,000,000), dated May 10, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. (6)

10.55	Continuing Security Agreement between FCStone Merchant Services, LLC, and Fortis Capital Corp. (6)

10.56	Letter Agreement, dated February 17, 2004, between FCStone Merchant Services, LLC, and RZB Finance, LLC, for $5,000,000 credit facility (6)

10.57	General Security Agreement and Supplement, dated February 17, 2004, between FCStone Merchant Services, LLC, and RZB Finance, LLC (6)

10.58	Amended and Restated Promissory Note ($8,000,000), dated January 30, 2006, between FCStone Merchant Services, LLC, and RZB Finance, LLC (9)

10.59	Demand Note, dated November 23, 2004, between FCStone Merchant Services, LLC, and UFJ Bank, Limited (11)

10.60	Letter Agreement, dated December 1, 2004, between FCStone Merchant Services, LLC, and Standard Chartered Bank (11)

10.61	Promissory Note, dated December 1, 2004 between FCStone Merchant Services and Standard Chartered Bank (11)

10.62	Equity Purchase Agreement between Agrex, Inc. and FCStone Group, dated June 1, 2007 (16).

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Rule 13a-15(e) /15d-15(e). (1)

31.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to Rule 13a-15(e) /15d-15(e). (1)

Exhibit No.	Description of Document

32.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Robert V. Johnson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on August 18, 2004.
(3)	Previously filed as an exhibit to the Registration Statement on Form S-8, filed by FCStone Group, Inc., on June 12, 2006.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc., on December 14, 2005.
(5)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on December 9, 2004.
(6)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on December 30, 2004.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, filed by FCStone Group, Inc., on April 19, 2006.
(8)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on October 6, 2004.
(9)	Previously filed as an exhibit to the Registration Statement on Form S-1 filed by FCStone Group, Inc. on October 12, 2006
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on October 18, 2006
(11)	Previously filed as an exhibit to the Report on Form 10-K filed by FCStone Group, Inc. on November 29, 2006
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on December 6, 2006
(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on January 19, 2007
(14)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. on February 1, 2007.
(15)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. on February 27, 2007.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on June 5, 2007