Form 10-Q
period 2007-11-30
FCStone Group, Inc.
filed 2008-01-14
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33363

FCStone Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10330 NW Prairie View Road

Kansas City, Missouri 64153

(816) 891-7000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 10, 2007, there were 27,714,285 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	August 31, 2007	November 30, 2007
		(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$90,053	$49,638
Segregated	14,250	14,146
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	686, 441	751,577
Proprietary commodity accounts	77,690	121,690
Receivables from customers, net of allowance for doubtful accounts	16,868	9,487

Total commodity deposits and receivables	780,999	882,754

Marketable securities, at fair value—customer segregated and other	307,828	335,714
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts	20,746	72,956
Open contracts receivable	120,219	207,613
Notes receivable and advances	49,291	116,342
Exchange memberships and stock	10,366	7,504
Plant, equipment, furniture, software and improvements, net of accumulated depreciation	4,763	20,614
Other assets	21,679	42,025

Total assets	$1,420,194	$1,749,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	$935,515	$1,031,167
Trade accounts payable and advances	115,145	173,683
Open contracts payable	121,101	200,944
Accrued expenses	38,632	42,697
Notes payable and repurchase obligations	35,133	111,404
Subordinated debt	1,000	1,000

Total liabilities	1,246,526	1,560,895

Minority interest	—	2,309

Stockholders’ equity:
Common stock, $0.0001 par value, authorized 40,000,000 at August 31, 2007 and November 30, 2007, respectively; issued and outstanding 27,416,567 and 27,455,743 shares at August 31, 2007 and November 30, 2007, respectively	104,267	104,484
Additional paid-in capital	1,115	1,946
Treasury stock	(376)	(387)
Accumulated other comprehensive loss	(3,620)	(5,016)
Retained earnings	72,282	85,075

Total stockholders’ equity	173,668	186,102

Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$1,420,194	$1,749,306

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended November 30,
	2006	2007
Revenues:
Commissions and clearing fees	$32,903	$39,382
Service, consulting and brokerage fees	9,095	16,274
Interest	8,398	13,382
Other	492	4,444
Sales of commodities	448,788	2,079

Total revenues	499,676	75,561

Costs and expenses:
Cost of commodities sold	442,328	1,832
Employee compensation and broker commissions	11,791	13,256
Pit brokerage and clearing fees	14,864	20,785
Introducing broker commissions	7,369	7,328
Employee benefits and payroll taxes	2,647	3,017
Interest	2,239	1,256
Bad debt expense	1,420	75
Other expenses	6,568	6,945

Total costs and expenses	489,226	54,494

Income before income tax expense and minority interest	10,450	21,067
Minority interest	336	32

Income after minority interest and before income tax expense	10,114	21,035
Income tax expense	3,800	7,950

Net income	$6,314	$13,085

Basic shares outstanding	21,807	27,421
Diluted shares outstanding	21,807	28,776

Basic earnings per share	$0.29	$0.48
Diluted earnings per share	$0.29	$0.45

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2006	2007
Cash flows from operating activities:
Net income	$6,314	$13,085
Depreciation	436	356
Amortization of discount on note receivable	(14)	(9)
Loss on cancellation of warrants	—	110
Gain on sale of exchange memberships and stock	—	(2,885)
Stock compensation	—	330
Equity in earnings of affiliates, net of distributions	108	(991)
Minority interest	336	32
Excess tax benefit of stock option exercises	—	(501)
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	2,813	(33,885)
Change in open contracts receivable/payable, net	(41,563)	(7,551)
Increase in trade accounts receivable and advances on grain	(21,549)	(693)
Increase in counterparty deposits and accounts receivable	(19,361)	(51,517)
Increase in other assets	(34,149)	(15,155)
Increase in trade accounts payable and advances	22,966	58,538
(Decrease) increase in accrued expenses	(768)	1,907

Net cash used in operating activities	$(84,431)	(38,829)

Cash flows from investing activities:
Purchase of furniture, equipment, software and improvements	(683)	(1,622)
Acquisition of majority interest in subsidiary, net of cash acquired	—	88
Issuance of notes receivable, net	(75,005)	(67,042)
Proceeds from the sale of exchange memberships and stock	—	3,402
Purchase of exchange memberships and stock	(1,350)	—

Net cash used in investing activities	(77,038)	(65,174)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	542	—
Proceeds from note payable, net	141,859	62,881
Proceeds from exercises of stock options	—	217
Excess tax benefit of stock option exercises	—	501
Treasury stock acquired	—	(11)
Payments under capital lease	(137)	—
Proceeds from subordinated debt	1,000	—
Monies deposited in escrow	(42)	—

Net cash provided by financing activities	143,222	63,588

Net decrease in cash and cash equivalents – unrestricted	(18,247)	(40,415)
Cash and cash equivalents – unrestricted – beginning of period	59,726	90,053

Cash and cash equivalents – unrestricted – end of period	$41,479	$49,638

Supplemental disclosures of cash flow information:
Interest paid	$1,550	$1,172
Income taxes paid	$1,344	$2,742

Supplemental disclosure of noncash investing activities:

On November 9, 2007, the Company agreed to provide additional funding to Green Diesel, LLC in exchange for an additional 45% ownership interest for a total ownership interest of 70%. As a result, the Company includes the assets and liabilities of Green Diesel, LLC in its consolidated financial statements from the date of the acquisition.

Assets included in the consolidated statement of financial condition on November 9, 2007 (in thousands):

Cash	$88
Plant, equipment, furniture, software and improvements	14,585
Other	4,721

Liabilities included in the consolidated statement of financial condition on November 9, 2007 (in thousands):

Accrued expenses	$1,783
Notes payable	13,390

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (“the Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. Effective November 9, 2007, the Company acquired majority ownership of Green Diesel, LLC (“Green Diesel”) and accordingly, Green Diesel is included in the consolidated financial statements from November 9, 2007 to November 30, 2007. The Company also has minority holdings in three other entities, all of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on November 29, 2007.

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

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents consist of investments with original maturities of three months or less and include money market funds totaling $78.3 million and $46.9 million at August 31, 2007, and November 30, 2007, respectively.

EXCHANGE MEMBERSHIPS AND STOCK

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” equity investments in exchange firms’ common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. The fair value of the exchange stock is determined by quoted market prices. The fair value of exchange firm stock not pledged for clearing purposes at August 31, 2007 and November 30, 2007 was $2.9 million and $0.1 million, respectively.

PLANT, EQUIPMENT, FURNITURE, SOFTWARE AND IMPROVEMENTS

Plant, equipment, furniture, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations, while expenditures for major replacements and betterments are capitalized.

The following is a summary of plant, furniture, equipment, software and improvements, at cost less accumulated depreciation, at August 31, 2007 and November 30, 2007:

	August 31, 2007	November 30, 2007
	(in thousands)
Plant and equipment – construction in process(1)	$—	$14,917
Furniture, office equipment, software and improvements	8,086	9,383

	8,086	24,300
Less accumulated depreciation	(3,323)	(3,686)

	$4,763	$20,614

(1)	Effective November 9, 2007, the Company includes the assets and liabilities of Green Diesel in its consolidated financial statements. Green Diesel has plant and equipment for the biodiesel plant under construction and recorded at cost. The Company will record depreciation expense using the straight-line method over the estimated useful lives of the assets upon the assets being placed into production which is expected to occur in calendar 2008.

OTHER ASSETS

Other assets at November 30, 2007 include:

•

$14.1 million of customer deliveries taken on the Chicago Board of Trade. The Company financed these grain deliveries, for a short period, for the benefit of our customers, secured by the warehouse receipt on such grain. There were no grain deliveries financed at August 31, 2007.

•	$2.4 million of inventories related to biodiesel production (note 2).

•

$1.0 million of certified financial instruments issued by the Chicago Climate Exchange, purchased during the first quarter ended November 30, 2007. The Company classifies these instruments as intangible assets, records them at cost and evaluates their market value for impairment on a quarterly basis.

SALE OF COMMODITIES / COST OF COMMODITIES SOLD

As a result of the Company’s sale of its controlling interest in FGDI, LLC (“FGDI”) on June 1, 2007, the Company has discontinued including the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded net, as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the first quarter of fiscal 2007 related to FGDI were $439.7 million and 433.3 million, respectively.

OTHER REVENUE

The Company reports its equity in the earnings of unconsolidated affiliates as other revenue, and includes $1.3 million for the equity interest in the earnings of FGDI for the three month period ended November 30, 2007. The Company’s consolidated financial statements included the accounts of FGDI on a consolidated basis for the three month period ended November 30, 2006, as the Company previously held a majority interest in the affiliate until the sale of the majority interest on June 1, 2007.

Additionally, other revenue includes gains from the sale of excess CME Group, Inc. common stock in the amount of $2.4 million and gains from the sale of Chicago Board Options Exchange trading rights of $0.5 million.

INCOME TAXES

Effective September 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB 109. FIN 48 requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 did not have a significant impact on the consolidated financial statements.

NEW ACCOUNTING PRINCIPLES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement “(“SFAS 157”) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. We have not yet determined the impact that the implementation of SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 “ (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. We have not yet determined the impact that the implementation of SFAS 159 will have on our consolidated financial statements. SFAS 159 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We do not expect this will impact our consolidated financial condition, results of operations or cash flows as currently presented.

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

RECLASSIFICATION

In the current year, the Company aggregated deferred income taxes, investments in affiliates and other organizations and other assets in the consolidated statement of financial condition. Additionally, the Company combined depreciation expense with other expenses in the consolidated statement of operations. For comparative purposes, amounts in the periods have been reclassified to conform to current year presentations.

2. INVENTORIES

Raw materials used in the production of bio-diesel are recorded at the lower of cost or market using the first-in, first-out method (see note 5).

A summary of inventories, which have been included in other assets on the statement of financial condition, as of August 31, 2007 and November 30, 2007 are as follows:

	August 31, 2007	November 30, 2007
	($ in thousands)
Soybean oil	—	1,897
Other raw materials	—	482

	$—	$2,379

3. NOTES PAYABLE

Notes payable outstanding at August 31, 2007 and November 30, 2007 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at November 30, 2007 (in millions)		Amount Outstanding at
				August 31, 2007	November 30, 2007
				($ in thousands)
Margin Call Facilities:
Deere Credit, Inc.	March 1, 2008	$30.0	(1)	—	—
Harris, N.A.	January 31, 2008	15.0		—	—
Harris, N.A.	Demand	5.0	(2)	—	—
CoBank, ACB	March 1, 2008	10.0		—	—
CoBank, ACB	December 30, 2008	10.0		—	—

Commodity Financing Facilities:
Harris, N.A.	January 31, 2008	5.0		—	—
Deere Credit, Inc.	March 1, 2008	96.0		4,011	7,899
CoBank, ACB	May 1, 2008	100.0		15,937	44,297
Fortis Capital Corp.	Demand	20.0		450	1,170
RZB Finance, LLC	Demand	8.0		—	—
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	—
Standard Chartered Bank, New York	Demand	20.0		1,141	—
Other borrowings:
Fortis Capital Corp	Demand	10.0	(3)	—	—
Del Mar Onshore Partners, L.P.	Demand	10.0	(4)	—	5,000
Short-term note	Demand	0.6		—	600

Total				$21,539	$58,966

(1)	On December 20, 2007, FCStone, LLC’s agreement with Deere Credit related to the margin call line of credit, was amended, increasing the available amount by $20.0 million making a total loan commitment of $50.0 million, with all other terms of the agreement remaining the same.
(2)	The Company has an uncommitted credit facility with Harris N.A., from which the Company may from time to time request loans, approved on a loan-by-loan basis, in the aggregate amount of $5.0 million to be available to cover customer margin calls. Interest on such loans bear interest at a variable rate determined in accordance with the terms of the agreement. There are no financial covenant requirements and no commitment fees charged on this credit facility.
(3)

Green Diesel has an uncommitted line of credit agreement with Fortis Capital Corp. (“Fortis”) to be used for the financing of purchases of inventory and other working capital purposes. At November 30, 2007, the uncommitted line of credit with Fortis was $10.0 million; however the amount can be increased to $22.5 million in the future provided certain financial conditions are met. Green Diesel’s obligation to Fortis is secured by a perfected security interest in all personal property and fixtures of Green Diesel and is unconditionally guaranteed by FCStone Merchant Services, LLC (“FCStone Merchant Services”). All loans are payable on demand, and bear interest at a variable rate determined in accordance with the terms of the agreement. The fees for issuing a documentary letter of credit under the facility are determined in accordance with the terms of the agreement. The credit agreement contains financial covenants related to Green Diesel’s working capital and tangible net worth, as defined. Green Diesel was in compliance with the requirements throughout the year ending August 31, 2007.

(4)	On January 5, 2007, Green Diesel entered into a credit agreement with Del Mar Onshore Partners, L.P. under which Green Diesel can borrow up to $10,000,000. The credit agreement expires on January 5, 2010 and bears interest at the greater of the LIBOR rate plus 8.5% or 12.75%. Del Mar has perfected a first priority security interest in Green Diesel’s plant and equipment and a second lien on Green Diesel’s working capital. The initial funding under this agreement took place on January 5, 2007 in the amount of $3,500,000. Additional funding of $1,500,000 was received on September 5, 2007. The remaining $5,000,000 will be available upon meeting applicable conditions specified in an amendment to the credit agreement dated September 5, 2007. The credit agreement contains financial covenants related to Green Diesel’s working capital, leverage ratio and interest coverage ratio, as defined. Due to continuing delays in the commissioning of its plant, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar as of September 30, 2007, and certain financial covenants subsequent to the date of the statement of financial condition. Green Diesel has obtained a waiver of the ongoing operational and financial covenants extending through May 1, 2008. There can be no assurance that Green Diesel will be successful in obtaining waivers from Del Mar regarding future defaults.

4. REPURCHASE OBLIGATION

FCStone Merchant Services, LLC (“FCStone Merchant Services”) engages in hedged commodity transactions with Standard Chartered Bank, London (“SCBL”) as part of its commodity inventory financing program with its customers. FCStone Merchant Services routinely enters into repurchase agreements with its customers and advances cash in exchange for commodities, evidenced by warehouse receipts that are licensed by approved authorities. In conjunction with the hedged commodity transactions, FCStone Merchant Services exchanges commodity receipts with SCBL for a cash advance. The terms of the hedged commodity transactions provide that FCStone Merchant Services has the right, but not the obligation, to repurchase, at a future date, the commodities from SCBL. In the event FCStone Merchant Services exercises its right, the repurchase price of the commodities is equal to the prevailing market price of the futures contract month, agreed to at the inception of the transaction.

Since FCStone Merchant Services is obligated to provide commodities back to its customer, as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. All realized and unrealized gains and losses are recorded in consolidated statements of operations, as a component of interest expense. The Company had repurchase obligations of $13.6 million (related to 4.6 million bushels of corn) and $52.4 million (related to 11.5 million bushels of corn and 1.0 million bushels of soybeans) at August 31, 2007 and November 30, 2007, respectively. Under these repurchase obligations, the Company is required to deliver 4.6 million and 12.5 million bushels of corn and soybeans, respectively, to its customers. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in consolidated statements of operations, as a component of interest expense.

5. ACQUISITION OF MAJORITY OWNERSHIP OF GREEN DIESEL

On November 9, 2007, the Company agreed to provide additional funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification, in exchange for an additional 45% ownership interest, resulting in a total ownership interest of 70%. The results of operations of Green Diesel, formerly an unconsolidated affiliate accounted for on the equity method, have been included in the consolidated financial statements since the acquisition date. Financial data for previous periods have not been restated to reflect the consolidation of Green Diesel. Consideration for the additional 45% ownership interest was in the form of a commitment to provide additional funding of $2.5 million for working capital. There was no goodwill recognized in this transaction. Green Diesel is reported in the Corporate and Other segment for reporting purposes.

6. SALE OF CME GROUP, INC. COMMON STOCK

On September 5, 2007, FCStone, LLC (“FCStone”) sold 5,183 shares of CME common stock for total proceeds of $2.9 million, resulting in a realized gain of $2.4 million. These shares were previously classified as available-for-sale securities. For purposes of determining the realized gain, the cost of shares sold is based on the weighted-average cost of our previously-held Chicago Board of Trade exchange seats.

7. PENSION PLANS

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 has a provision requiring the measurement date for plan assets and liabilities to be consistent with the statement of financial condition date for companies with fiscal years ending after December 15, 2008. The Company elected the transition method allowing it to project net periodic pension cost for fourteen months from July 1, 2007 to August 31, 2008. Under this transition approach, the Company has allocated two-fourteenths of net periodic pension cost determined for the period July 1, 2007 to August 31, 2008 to retained earnings (net of tax) and to accumulated other comprehensive income (net of tax). The effect of applying this statement was a $0.3 million reduction to retained earnings and a $0.1 million increase in accumulated other comprehensive income.

Net periodic pension cost for the three months ended November 30, 2006 and 2007 for the defined benefit plans consists of the following components:

	Three Months Ended November 30,
	2006	2007
	(in thousands)
Service cost	$481	$534
Interest cost	401	490
Less expected return on plan assets	(385)	(505)
Net amortization and deferral	142	142

Net periodic pension cost	$638	$661

8. EARNINGS PER SHARE

In July 2007, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a stock dividend to stockholders of record on September 17, 2007 and distributed on September 27, 2007. Previously reported share and earnings per share amounts have been restated to reflect the stock split.

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

For the three month period ended November 30, 2006, 1.8 million stock options were excluded from the calculation of diluted earnings per share, because during that period, the Company’s common stock was not traded on a public exchange and there had been no change between the fair value of the options at the grant date that would have given rise to a dilutive effect.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended November 30, 2006 and 2007:

	November 30, 2006			November 30, 2007
	Net Income	Weighted Average Shares	EPS	Net Income	Weighted Average Shares	EPS
	(amounts in thousands, except per share amounts)
Basic net income	$6,314	21,807	$0.29	$13,085	27,421	$0.48
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—	1.355	(0.03)

Diluted net income	$6,314	21,807	$0.29	$13,085	28,776	$0.45

9. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) effective September 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings. Compensation cost for all stock-based payments granted subsequent to September 1, 2006, are based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. For the three months ended November 30, 2007, the Company included in employee compensation and broker commissions, compensation expense related to share-based compensation of $0.3 million. There was no compensation expense related to share-based compensation for the three months ended November 30, 2006. The Company has 450,000 shares of unissued common stock available for issuance under the FCStone Group, Inc. 2006 Equity Incentive Plan.

Stock options:

Non-qualified Stock Options – On June 13, 2006, the Company granted non-qualified stock options for 1,440,000 shares of our common stock to our officers and management and non-qualified stock options for 360,000 shares of common stock to the non-employee directors of the Company, at an exercise price of $5.50 per share, as adjusted for stock splits. The options were 100% vested on the grant date and expire on June 13, 2016.

On March 15, 2007, in connection with the initial public offering, or IPO, the Company granted non-qualified stock options for 236,250 shares of common stock to the non-employee directors of the Company, at an exercise price equal to the initial public offering price of $16.00 per share, as adjusted for stock splits. The options vest ratably over a five year period and expire on March 15, 2017.

Incentive Stock Options – On March 15, 2007, in connection with the IPO, the Company granted incentive stock options for 888,750 shares of common stock to certain officers and management of the Company, at an exercise price equal to the initial public offering price of $16.00 per share, as adjusted for stock splits. The options vest ratably over a five year period and expire on March 15, 2017.

A summary of the Company’s stock option activity for the three months ended November 30, 2007, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
				($ in thousands)
Outstanding at August 31, 2007	2,925,000	$9.54
Granted	—	—
Exercised	(39,500)	5.50
Forfeited or expired	—	—

Outstanding at November 30, 2007	2,885,500	$9.59	8.84	$94,114

Exercisable at November 30, 2007(1)	1,760,500	$5.50	8.54	$64,628

(1)	Although these shares are vested and exercisable, portions are subject to transfer restrictions. The transfer restriction periods relate to two equal series of 600,000 options which expire 360 and 540 days, respectively, after the close of the Company’s initial public offering.

The Company did not grant any stock options during the three months ended November 30, 2006 and 2007. A summary of the stock options exercised is as follows:

	Three Months Ended November 30,
	2006	2007
Total cash received	$—	$217,250
Income tax benefits	$—	$501,000
Intrinsic value	$—	$1,354,202

The activity of non-vested shares for the three months ended November 30, 2007 is as follows:

Nonvested shares	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2007	1,125,000	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at November 30, 2007	1,125,000	$5.91

At November 30, 2007, there was $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.3 years.

10. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the three months ended November 30, 2007, are as follows (in thousands):

	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock holders’ Equity
Balance at August 31, 2007	$104,267	$1,115	$(376)	$(3,620)	$72,282	$173,668
Effects of changing pension plan measurement date pursuant to SFAS No. 158,”Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (net of tax of $33 and $172, respectively)	—	—	—	56	(292)	(236)

Beginning balance, as adjusted	104,267	1,115	(376)	(3,564)	71,990	173,432
Net income	—	—	—	—	13,085	13,085
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period	—	—	—	26	—	26
Less: reclassification adjustment for gains included in net income	—	—	—	(1,478)	—	(1,478)

						(1,452)

Total comprehensive income	—	—	—	—	—	11,633
Proceeds from stock option exercises	217	—	—	—	—	217
Excess tax benefit on stock options exercised	—	501	—	—	—	501
Stock compensation expense	—	330	—	—	—	330
Treasury stock acquired	—	—	(11)	—	—	(11)

Balance at November 30, 2007	$104,484	$1,946	$(387)	$(5,016)	$85,075	$186,102

11. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through over-the-counter markets. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of income and expenses from the Green Diesel’s biodiesel plant development, income from investments in other companies accounted for using the equity method and overall corporate-level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. In fiscal 2008, we discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. Our remaining 25% equity interest in FGDI is included in the Corporate and Other segment.

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

The following table presents the significant items by operating segment for the results of operations for the three month periods ended November 30, 2006, and 2007, respectively, and the balance sheet data as of those dates (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
			(in thousands)
Three Months Ended November 30, 2006
Total revenues	$28,378	$24,021	$439,868	$8,067	$95	$(753)	$499,676
Interest revenue	3,646	3,831	35	1,187	124	(425)	8,398
Interest expense	129	138	1,206	976	215	(425)	2,239
Income (loss) before minority interest and income taxes	7,564	3,609	1,120	28	(1,871)	—	10,450
Total assets	559,053	671,742	164,455	122,336	17,265	(79,300)	1,455,551

Three Months Ended November 30, 2007
Total revenues	$37,276	$33,038	$—	$1,964	$3,634	$(351)	$75,561
Interest revenue	6,116	5,370	—	1,582	395	(81)	13,382
Interest expense	3	21	—	1,260	76	(104)	1,256
Income (loss) before minority interest and income taxes	17,163	5,156	—	56	(1,308)	—	21,067
Total assets	945,657	643,297	—	112,834	64,748	(17,230)	1,749,306

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

The Company continues to have on-going exposure to legal proceedings related to FGDI, as disclosed below. As a part of the agreement to sell our majority membership interest in FGDI on June 1, 2007, the Company remains to be liable for seventy percent of any net losses incurred by FGDI related to these specific claims.

From August 21, 2003 to July 16, 2004, Euro-Maritime Chartering, Inc. filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI of charter party agreements regarding five vessels and seeking to recover damages totaling $1.6 million arising from detention encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. FGDI intends to vigorously defend the detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

On December 9, 2004, Xiamen Zhonge Industry Co., Ltd. (Xiamen) filed a claim in arbitration under the arbitration facility established by the Federation of Oils, Seeds and Fats Associations Ltd. of Hong Kong. Xiamen’s claim alleges that FGDI breached its duty to accept pricing instructions provided by Xiamen to FGDI. FGDI submitted a statement of defense and counterclaim to which Xiamen replied with a modified claim. On March 12, 2007, the arbitration panel rendered a decision in favor of FGDI, awarding the Company recovery of grain margin losses and interest in excess of $2.0 million. The claimant filed an appeal which was heard in July 2007. On October 5, 2007, the Appeal Board published their decision, upholding the award in favor of FGDI. FGDI intends to enforce the award against Xiamen. No recovery amount has recorded related to this award decision.

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

13. SUBSEQUENT EVENTS

On December 20, 2007, FCStone agreement with Deere Credit related to the margin call line of credit was amended, increasing the available amount by $20.0 million making a total loan commitment of $50.0 million, with all other terms of the agreement remaining the same.

On December 31, 2007, FCStone completed its acquisition of Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in servicing the dairy industry. Under the terms of the purchase agreement, FCStone paid cash in exchange for the net assets of Downes-O’Neill, LLC. The acquisition represents a strategic opportunity to strengthen the Company’s presence in the diary and food service industry, and is expected to be immediately accretive to earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate an independent clearing and execution platform for exchange-traded futures and options contracts. In fiscal 2007, we served more than 7,500 customers and transacted more than 61.7 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. We also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

In the mid 1990’s, utilizing the expertise developed in providing risk management consulting services to our traditional grain-related customers, we began a period of growth driven by our strategic decision to expand into new products and customer segments.

This expansion was further accelerated when we acquired Saul Stone & Company, which enhanced our execution and clearing capabilities and gave us the ability to clear all U.S. exchange-traded commodity futures and options contracts. As our business expanded, revenues from customers who were not among our cooperative members increased significantly. In late 2004, we recognized the need to align our corporate structure with the changed dynamics of our business and to provide access to capital to finance anticipated increases in our CFTC regulatory capital requirements. In March 2005, our members approved a restructuring plan, which resulted in our ceasing to operate as a cooperative and converted the interests of our members into common stock. In March 2007, we completed our initial public offering, or IPO, of common stock in which a total of 8,797,500 post-split shares were issued and sold at an IPO split-adjusted price of $16.00 per share, raising a total of $140.8 million in gross proceeds from the IPO, and approximately $129.6 million in net proceeds after deducting underwriting discounts and commission expenses and other offering costs. Proceeds from the IPO were used to fund a share redemption, reduce general corporate and subordinated debt and to increase the net capital in our futures commission merchant subsidiary.

We currently operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services and Financial Services. We also report a Corporate and Other segment, which contains corporate expenses, expenses incurred developing Agora-X, LLC (“Agora-X”), income and expenses from Green Diesel, Inc.’s (“Green Diesel”) biodiesel plant development and equity investments not directly attributable to our operating segments. Agora-X is a newly-created subsidiary formed to develop an electronic communications network for over-the-counter (“OTC”) commodity contracts. Green Diesel is a development stage affiliate, previously accounted for under the equity method of accounting, designed to manufacture biodiesel fuel. In fiscal 2008, we discontinued reporting a Grain Merchandising segment because we sold our majority interest in FGDI, LLC (“FGDI”), which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007.

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. It is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below, especially the information regarding “Revenues, Net of Cost of Commodities Sold”. The following table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three month periods ended November 30, 2006 and 2007.

	Three Months Ended November 30,
	2006	2007
	($ in thousands)
Commodity and Risk Management Services	$7,564	$17,163
Clearing and Execution Services	3,609	5,156
Financial Services	28	56
Grain Merchandising (1)	1,120	—
Corporate and Other	(1,871)	(1,308)

Income before minority interest and income tax expense	$10,450	$21,067

(1)	In fiscal 2008, the Company discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during fiscal 2007.

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

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment. Interest revenue is primarily driven by the level of customer segregated and customer OTC assets deposited with us and the level of short-term interest rates. The level of such assets deposited with us is directly related to transaction volume and open contract interest of our customers.

Other revenues. Other revenues represents railcar sublease income and profit-share arrangements in our Financial Services segment, and income from equity investments. Additionally, we have historically included income received from non-recurring items such as litigation settlements, gains on the sale of exchange membership stock or exchange seats, special dividends and other non-recurring items which can vary significantly.

Sales of commodities. Sales of commodities represents revenue generated from the sale of various commodities in the Financial Services segment and sale of fuel in the C&RM segment, as we periodically participate as a principal in ethanol transactions. During fiscal 2007, the majority of the sales of commodities represented the sale of grain in the previously-reported Grain Merchandising segment. When evaluating commodity sales, management focuses on the margin (gross profit) from commodity sales. The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The margin on commodity sales also provides a more meaningful comparison from period to period. The sales of commodities varies by commodity type and sales volume.

Costs and Expenses

Cost of commodities sold. Cost of commodities sold represents the product of the volume of purchased commodities and the cost of these commodities. Commodities purchased include renewable fuels and gasoline in our C&RM segment and various commodities in our Financial Services segment. During fiscal 2007, the majority of cost of commodities sold represented the sale of grain in the previously-reported Grain Merchandising segment. The price of commodities and volume sold are variable, and can be influenced by weather conditions and general economic, market and regulatory factors and generally will follow trends impacting similar variances in revenue.

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

Pit brokerage and clearing fees. Pit brokerage and clearing fees relate directly to expenses for exchange-traded futures and options clearing and settlement services, including fees we pay to the exchanges and the floor pit brokers. These fees are variable and fluctuate based on transaction volume. Clearing fees are passed on to our customers and presented gross in the consolidated statements of operations under the Financial Accounting Standards Board (“FASB”) Interpretation No.39, Offsetting of Amounts Related to Certain Contracts (as Amended) , as there is no right of off-set.

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

Other expenses. Other expenses consist primarily of office and equipment rent, communications, marketing information, travel, advertising, insurance, professional fees, depreciation and other various expenses. The majority of these expenses are relatively fixed in nature and do not necessarily vary directly with changes in revenue.

Minority interest. On November 9, 2007, we acquired an additional 45% of the ownership interest in Green Diesel, LLC (“Green Diesel”) for a total ownership interest of 70%. As a result, we have included the financial statements of Green Diesel into the consolidated financial statements since the acquisition date and have recorded the minority interest held by an unaffiliated third party in Green Diesel. In the three months ended November 30, 2006, minority interest was primarily comprised of our 30% interest in FGDI held by the then-minority interest holder. We completed the sale of our controlling interest on June 1, 2007 and no longer have minority interest related to that entity.

Income tax expense. Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Non-GAAP Financial Measures

The body of U.S. generally accepted accounting principles is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted under applicable GAAP guidance. In this report on Form 10-Q, we disclose revenues, net of cost of commodities sold, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), both of which are non-GAAP financial measures. Revenues, net of cost of commodities sold, is not a substitute for the GAAP measure of total revenues. EBITDA is not a substitute for the GAAP measure of net income or cash flows.

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended November 30,
	2006	2007
	(in thousands)
Revenues:
Commissions and clearing fees	$32,903	$39,382
Service, consulting and brokerage fees	9,095	16,274
Interest	8,398	13,382
Other	492	4,444
Sales of commodities	448,788	2,079

Total revenues	499,676	75,561
Less: Cost of commodities sold	442,328	1,832

Revenues, net of cost of commodities sold	$57,348	$73,729

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

The following table reconciles EBITDA with our net income.

	Three Months Ended November 30,
	2006	2007
	($ in thousands)
Net income:	$6,314	$13,085
Plus: interest expense	2,239	1,256
Plus: depreciation and amortization	436	356
Plus income tax expense	3,800	7,950

EBITDA	$12,789	$22,647

Results of Operations

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2007

Executive Summary

Net income increased $6.8 million, or 107.2%, from $6.3 million in the three months ended November 30, 2006, to $13.1 million in the three months ended November 30, 2007. This increase was primarily driven by higher exchange-traded and OTC contract trading volumes from new and existing customers within the agricultural and energy markets, larger interest-earning segregated and OTC customer balances and non-recurring gains recognized on the sale of excess exchange stock and trading rights. During the period, exchange-traded contract volume increased by 9.9 million contracts, or 73.9%, from 13.4 million in the three months ended November 30, 2006, to 23.3 million in the three months ended November 30, 2007. OTC contract trading volume increased by 176,000 contracts, or 140.8%, from approximately 125,000 in the three months ended November 30, 2006, to approximately 301,000 in the three months ended November 30, 2007. The growth in OTC contract trading volume was primarily due to growth in our energy, renewable fuels and Latin America/Brazilian businesses. In the Clearing and Execution Services segment, we gained a considerable amount of high-volume electronic trades from several large customers.

As a result of our sale of our controlling interest in FGDI on June 1, 2007, we have discontinued including the assets, liabilities, revenues and expenses of FGDI in our consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded net, as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the first quarter of fiscal 2007 related to FGDI were $439.7 million and 433.3 million, respectively.

The following chart provides a comparison of revenues, costs and expenses, and net income for the periods:

	Three Months Ended November 30, 2006		Three Months Ended November 30, 2007		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$448,788	N/M	$2,079	N/M	$(446,709)	(99.5)%
Cost of commodities sold	442,328	N/M	1,832	N/M	(440,496)	(99.6)%

Gross profit on commodities sold	6,460	11.2%	247	0.3%	(6,213)	(96.2)%
Commissions and clearing fees	32,903	57.4%	39,382	53.4%	6,479	19.7%
Service, consulting and brokerage fees	9,095	15.9%	16,274	22.1%	7,179	78.9%
Interest	8,398	14.6%	13,382	18.2%	4,984	59.4%
Other	492	0.9%	4,444	6.0%	3,952	N/M

Revenue, net of cost of commodities sold (1)	57,348	100.0%	73,729	100.0%	16,381	28.6%

Costs and expenses
Employee compensation and broker commissions	11,791	20.6%	13,256	18.0%	1,465	12.4%
Pit brokerage and clearing fees	14,864	25.9%	20,785	28.2%	5,921	39.8%
Introducing broker commissions	7,369	12.8%	7,328	9.9%	(41)	(0.6)%
Employee benefits and payroll taxes	2,647	4.6%	3,017	4.1%	370	14.0%
Interest expense	2,239	3.9%	1,256	1.7%	(983)	(43.9)%
Bad debt expense	1,420	2.5%	75	0.1%	(1,345)	(94.7)%
Other expenses	6,568	11.5%	6,945	9.4%	377	5.7%

Total costs and expenses (excluding cost of commodities sold)	46,898	81.8%	52,662	71.4%	5,764	12.3%

Income before income tax expense and minority interest	10,450	18.2%	21,067	28.6%	10,617	101.6%
Minority interest	336	0.6%	32	0.0%	(304)	(90.5)%
Income tax expense	3,800	6.6%	7,950	10.8%	4,150	109.2%

Net income	$6,314	11.0%	$13,085	17.8%	$6,771	107.2%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $16.4 million, or 28.6%, from $57.3 million in the three months ended November 30, 2006, to $73.7 million in the three months ended November 30, 2007.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $446.7 million, or 99.5%, from $448.8 million in the three months ended November 30, 2006, to $2.1 million in the three months ended November 30, 2007. Cost of commodities sold decreased $440.5 million, or 99.6%, from $442.3 million in the three months ended November 30, 2006, to $1.8 million in the three months ended November 30, 2007. The decrease in sales and cost of commodities sold is primarily due to the fact that beginning in the fourth quarter of fiscal 2007, we no longer include the financial statements of FGDI in our consolidated financial statements. Remaining sales and costs of commodities sold relate to inventories sold from the Green Diesel operations of which we acquired a controlling interest in the first quarter of fiscal 2008.

Gross profit on commodities sold decreased $6.3 million from $6.5 million in the three months ended November 2006, to $0.2 million in the three months ended November 30, 2007.

Commissions and Clearing Fees. Commissions and clearing fees increased $6.5 million, or 19.7%, from $32.9 million in the three months ended November 30, 2006, to $39.4 million in the three months ended November 30, 2007. The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the three-month periods ended November 30, 2006 and 2007.

	Three Months Ended November 30,
	2006	2007
	($ in thousands)
Commissions and clearing fees – Exchange trades	$32,062	$38,114
Commissions and clearing fees – Forex trades	841	1,268

Total commissions and clearing fees	$32,903	$39,382

Exchange contract trade volume (in millions)	13.4	23.3

Overall exchange-traded total volume increased by 9.9 million, or 73.9%, from 13.4 million contracts in the three months ended November 30, 2006, to 23.3 million contracts in the three months ended November 30, 2007. This increase was primarily related to an increased amount of high-volume, low-margin electronic trades from several large customers, which provide incremental profit. Additionally, Forex trades increased and accounted for approximately $0.4 million of the higher commissions and fees.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $7.2 million, or 78.9%, from $9.1 million in the three months ended November 30, 2006, to $16.3 million in the three months ended November 30, 2007. The following table sets forth our OTC contract volume for the three-month periods ended November 30, 2006 and 2007.

	Three Months Ended November 30,
	2006	2007
OTC contract volume	125,405	301,258

This increase was primarily due to an increase in OTC contract volume from our energy, renewable fuels, Latin American/Brazilian and Chinese customers. OTC contract volume increased approximately 176,000, or 140.8%, in the three months ended November 30, 2006, compared to the three months ended November 30, 2007. The overall OTC rate per contract was lower as we had increased lower-rate energy and renewable fuels trades.

Interest Income. Interest income increased $5.0 million, or 59.4%, from $8.4 million in the three months ended November 30, 2006, to $13.4 million in the three months ended November 30, 2007. The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the three-month periods ended November 30, 2006 and 2007.

	Three Months Ended November 30,
	2006	2007
	($ in thousands)
Customer segregated assets, end of period	$860,372	$1,079,235
90-day Treasury bill average rates for period	4.99%	3.95%

The increase was primarily due to additional customer segregated and customer OTC funds and increased activity in the commodity inventory financing program, partially offset by lower short-term interest rates.

Other Revenues. Other revenues increased by $3.9 million from $0.5 million in the three months ended November 30, 2006, to $4.4 million in the three months ended November 30, 2007. The increase was primarily the result of several non-recurring items, including a $2.4 million gain on the sale of excess CME Group, Inc. stock and a $0.5 million gain on the sale of Chicago Board Options Exchange trading rights. Additionally, income from equity investments increased by $1.2 million, primarily resulting from our remaining equity interest in FGDI.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $1.5 million, or 12.4%, from $11.8 million in the three months ended November 30, 2006, to $13.3 million in the three months ended November 30, 2007. The expense increase was primarily a result of volume-related increased broker commissions driven by higher OTC revenues in the C&RM segment, offset by employee compensation of FGDI no longer being consolidated. If FGDI’s employee compensation and broker commissions were excluded, the three months ended November 30, 2006, employee compensation and broker commission would have increased $3.3 million.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $5.9 million, or 39.8% from $14.9 million in the three months ended November 30, 2006, to $20.8 million in the three months ended November 30, 2007. This increase was entirely related to increased volumes of exchange-traded and Forex traded contracts.

Introducing Broker Commissions. Introducing broker commissions decreased $0.1 million, or 0.6%, from $7.4 million in the three months ended November 30, 2006, to $7.3 million in the three months ended November 30, 2007. The decrease was primarily due to lower contract trading volumes from customers introduced by our introducing brokers in the C&RM segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.4 million, or 14.0%, from $2.6 million in the three months ended November 30, 2006, to $3.0 million in the three months ended November 30, 2007. This increase was primarily related to the higher payroll taxes from increased employee compensation and broker commissions.

Interest. Interest expense decreased $0.9 million, or 43.9%, from $2.2 million in the three months ended November 30, 2006, to $1.3 million in the three months ended November 30, 2007. This decrease was due primarily to the fact that we no longer consolidate the financial statements of FGDI, which utilized lines of credit extensively. If FGDI’s interest expense was excluded for the three months ended November 30, 2006, interest expense would have increased $0.2 million due to more activity in the commodity inventory financing program.

Bad Debt Expense. Bad debt expense decreased $1.3 million, from $1.4 million in the three months ended November 30, 2006, to $0.1 million in the three months ended November 30, 2007. For the three months ended November 30, 2006, $1.3 million of bad debt expense was primarily a result of losses recorded for failure of a commodity pool limited partnership to meet margin requirements.

Other Expenses. Other expenses increased $0.3 million, or 5.7% from $6.6 million in the three months ended November 30, 2006, to $6.9 million in the three months ended November 30, 2007. This additional expense was primarily due to increases in professional fees in support of the business.

Income Tax Expense. Our provision for income taxes increased $4.2 million from $3.8 million in the three months ended November 30, 2006, to $8.0 million in the three months ended November 30, 2007. The increase was due primarily to higher profitability. Our effective income tax rate was nearly constant at 37.6% in the three months ended November 30, 2006, compared to 37.8% for the three months ended November 30, 2007.

Operations by Segment

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006.

Our reportable operating segments consist of C&RM, Clearing and Execution Services and Financial Services. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment’s net income. Revenues, expenses and equity earnings from equity affiliates that are not easily identified with one of our three operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interests and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the Consolidated Statements of Operations is included in Note 11 to the consolidated financial statements.

We prepared the financial results for our operating segments on a basis that is consistent with the aggregation criteria allowed in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment income before income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the three months ended November 30, 2007, this segment represented approximately 77% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended November 30,
	2006	2007
	(in thousands)
Sales of commodities	$2,542	$—
Cost of commodities sold	2,460	—

Gross profit on commodities sold	82	—
Commissions and clearing fees	12,918	11,897
Service, consulting and brokerage fees	9,217	16,350
Interest	3,646	6,116
Other	55	2,913

Revenues, net of cost of commodities sold	25,918	37,276
Costs and expenses:
Expenses (excluding interest expense)	18,225	20,110
Interest expense	129	3

Total costs and expenses (excluding cost of commodities sold)	18,354	20,113

Segment income before minority interest and income taxes	$7,564	$17,163

Sales of commodities and cost of commodities sold both decreased $2.5 million in the three months ended November 30, 2007, compared to the three months ended November 30, 2007. Such sales generated $82,000 in gross profit for the three month period ended November 30, 2006, and reflect our participation as a principal in back-to-back ethanol transactions. There was no such activity during the three months ended November 30, 2007.

Commissions and clearing fee revenues decreased $1.0 million, or 7.8%, from $12.9 million in the three months ended November 30, 2006, to $11.9 million in the three months ended November 30, 2007. This decrease in commissions and clearing fees was primarily due to a 0.1 million contract, or 12.5%, decrease in trading volume for exchange-traded contracts, from 0.8 million contracts in the three months ended November 30, 2006, to 0.7 million contracts in the three months ended November 30, 2007 and a slight decline in the average rate per trade. This decrease in trading volume was offset by an increase in Forex trade commissions. Service, consulting and brokerage fees increased $7.2 million, or 78.3%, from $9.2 million in the three months ended November 30, 2006, to $16.4 million in the three months ended November 30, 2007. This increase was primarily due to a significant increase in OTC contract volume from energy, renewable fuels, Latin America/Brazilian and Chinese customers. Interest income increased $2.5 million, or 69.4%, from $3.6 million in the three months ended November 30, 2006, to $6.1 million in the three months ended November 30, 2007, which was due to an increase in customer segregated and OTC investable funds, partially offset by lower short-term interest rates.

As a result of the above, revenues, net of cost of commodities sold, increased $11.4 million, or 44.0%, from $25.9 million in the three months ended November 30, 2006, to $37.3 million in the three months ended November 30, 2007.

Expenses, excluding interest expense, increased $1.9 million, or 10.4%, from $18.2 million in the three months ended November 30, 2006, to $20.1 million in the three months ended November 30, 2007. The expense increase was primarily related to the large OTC volume and revenue increase and included a $3.2 million increase in employee compensation and broker commissions and related benefits. Offsetting this increase was a $0.3 million decrease in pit brokerage and clearing fees, a $0.5 million decrease in introducing broker commissions and a $1.3 million decrease in bad debt expense. In the three months ended November 30, 2006, bad debt expense of $1.3 million was primarily a result of losses recorded for failure of a commodity pool limited partnership to meet margin requirements.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the three months ended November 30, 2007, this segment represented approximately 23% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended November 30,
	2006	2007
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	20,190	27,668
Service, consulting and brokerage fees	—	—
Interest	3,831	5,370
Other	—	—

Revenues, net of cost of commodities sold	24,021	33,038
Costs and expenses:
Expenses (excluding interest expense)	20,274	27,861
Interest expense	138	21

Total costs and expenses (excluding cost of commodities sold)	20,412	27,882

Segment income before minority interest and income taxes	$3,609	$5,156

Commissions and clearing fees increased $7.5 million, or 37.1%, from $20.2 million in the three months ended November 30, 2006, to $27.7 million in the three months ended November 30, 2007. This increase was the result of increased trading volume due to energy, metals and soft commodities (coffee, sugar and cocoa) price volatility. Contract trading volume increased 10.0 million contracts, or 80.2%, from 12.6 million contracts in the three months ended November 30, 2006, to 22.6 million contracts in the three months ended November 30, 2007. This increase in exchange traded contracts was primarily related to an increased amount of high-volume, low-margin electronic trades from several large customers, which provides incremental profit. The average rate received per contract decreased slightly as a result of the change in the mix of customer activity. Interest income increased $1.6 million, or 42.1%, from $3.8 million in the three months ended November 30, 2006, to $5.4 million in the three months ended November 30, 2007, primarily due to increased customer segregated funds, offset by lower short-term interest rates

Expenses, excluding interest expense, increased $7.6 million, or 37.4%, from $20.3 million in the three months ended November 30, 2006, to $27.9 million in the three months ended November 30, 2007. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $6.3 million and introducing broker commissions of $0.4 million. Interest expense decreased $117,000, or 84.8%, from $138,000 in the three months ended November 30, 2006, to $21,000 in the three months ended November 30, 2007, primarily due to the significant decrease in the amount of subordinated debt borrowings outstanding after our initial public offering.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted share of the profit. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Three Months Ended November 30,
	2006	2007
	(in thousands)
Sales of commodities	$6,558	$—
Cost of commodities sold	6,530	—

Gross profit on commodities sold	28	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	1,187	1,582
Other	322	382

Revenue, net cost of commodities sold	1,537	1,964
Costs and expenses:
Expenses (excluding interest expense)	533	648
Interest expense	976	1,260

Total costs and expenses (excluding cost of commodities sold)	1,509	1,908

Segment income (loss) before minority interest and income taxes	$28	$56

The sale of commodities and cost of commodities sold decreased $6.6 million and $6.5 million, respectively, in the three months ended November 30, 2007, compared to the three months ended November 30, 2006 and gross profit decreased $28,000. We routinely participate in financing transactions where we act as a principal, which requires us to record the gross amount of revenue and costs from commodity sales, however there was no such activity during the three months ended November 30, 2007.

Interest income increased $0.4 million, or 33.3%, from $1.2 million in the three months ended November 30, 2006, to $1.6 million in the three months ended November 30, 2007. This increase resulted from increased activity in the grain inventory financing program and higher short-term interest rates. Other income, primarily comprised of railcar sublease income, transactional financing income and patronage income, increased $60,000 from $322,000 in the three months ended November 30, 2006, to $382,000 in the three months ended November 30, 2007.

Expenses, excluding interest expense, increased $0.1 million from $0.5 million in the three months ended November 30, 2006, to $0.6 million in the three months ended November 30, 2007. Interest expense increased $0.3 million, or 30.0%, from $1.0 million in the three months ended November 30, 2006, to $1.3 million in the three months ended November 30, 2007. The increase in interest expense resulted from additional borrowings related to the increased activity in the grain inventory financing program and higher short-term interest rates.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds, overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance, income and expenses from Green Diesel’s biodiesel plant development and expenses incurred developing Agora-X, a newly-created subsidiary formed to develop an electronic communications network for OTC commodity contracts. Green Diesel is a development stage affiliate, previously accounted for under the equity method of accounting, which intends to manufacture biodiesel.

The Corporate and Other segment generated insignificant amounts of revenue during the three months ended November 30, 2006. Revenues for the three months ended November 30, 2007 includes $1.3 million for the equity interest in the earnings of FGDI for the three month period ended November 30, 2007. Our consolidated financial statements included the accounts of FGDI on a consolidated basis for the three-month period ended November 30, 2006, as we previously held a majority interest in FGDI until the sale of the majority interest on June 1, 2007. Additionally, we recorded $2.1 million in sales of commodities which relate to inventories sold from the Green Diesel operations.

Costs and expenses in the Corporate and Other segment includes $1.8 million in sales of commodities which related to inventories sold from the Green Diesel operations.

Corporate net expenses for the three months ended November 30, 2006, and 2007 were $1.9 million and $1.3 million, respectively. The primary reasons for the decrease were the additional revenue from equity investments and interest, offset by additional non-broker-related employee compensation, insurance and professional fees.

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

The following table presents a summary of unrestricted cash flows for the three months ended November 30, 2006, compared to the three months ended November 30, 2007.

	Three months ended November 30,
	2006	2007
	(dollars in thousands)
Cash Flows provided by (used in):
Operating Activities	$(84,431)	$(38,829)
Investing Activities	(77,038)	(65,174)
Financing Activities	143,222	63,588

Net decrease in cash and cash equivalents—unrestricted	$(18,247)	$(40,415)

Cash Flows from Operations

In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the potential volatility in the commodities market, wide fluctuations in the balances of customer segregated assets, deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day to day. As a result of this volatility, cash flows from operations may fluctuate positively or negatively at the end of a reporting period. These fluctuations may not be indicative of the health of our business.

Cash used in operations was $38.8 million for the three months ended November 30, 2007, which consisted of net income of $13.1 million decreased by $3.6 million of non-cash items, and decreased by $48.3 million of cash utilized for working capital. The uses for working capital included an increase in net commodity accounts receivable/payable, marketable securities and customer segregated assets of $33.9 million, of which $37.1 million related to cash, previously held at our OTC subsidiary, transferred to proprietary segregated funds as margin deposits to the futures exchange for offsetting customer positions. Additionally, the uses for working capital included an increase in counterparty deposits and accounts receivable of $51.5 million and an increase in open contracts receivable/payable, net of $7.6 million, relating to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $14.1 million of customer deliveries taken on the Chicago Board of Trade, offset by a $58.5 million increase in trade payables and advances.

Net cash used in operations was $84.4 million for the three months ended November 30, 2006, which consisted of net income of $6.3 million increased by $0.9 million of non-cash items, and decreased by $91.6 million of cash utilized for working capital. The use of cash included $10.4 million of unrestricted cash, previously held at our OTC subsidiary, transferred to proprietary segregated funds as margin deposits to the futures exchange for offsetting customer positions.

Cash Flows from Investing Activities

Cash used in investing activities was $65.2 million for the three months ended November 30, 2007, primarily consisting of $67.0 million of issued notes receivable associated with the grain inventory financing program within the Financial Services segment, offset by proceeds of $3.4 million from the sale of excess exchange membership stock and trading rights. We also invested $1.6 million in fixed asset expenditures primarily for technology development, equipment upgrades to the Green Diesel biodiesel plant, computer software and hardware and office furniture and equipment.

Cash used in investing activities was $77.0 million for the three months ended November 30, 2006, primarily consisting of disbursements of 75.0 million from the net issuance of notes receivable.

Cash Flows from Financing Activities

Cash provided by financing activities was $63.6 million for the three months ended November 30, 2007, primarily consisting of $62.9 million of net proceeds drawn on our credit facilities used to support the grain inventory financing programs.

Cash provided by financing activities was $143.2 million for the three months ended November 30, 2006, primarily consisting of $141.9 million of net proceeds drawn on our credit facilities, and $1.0 million of proceeds from the issuance of subordinated debt.

Short-and Long-Term Debt

We believe we have adequate lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Financial Services segment has a total available line of credit of $58.0 million available for its commodity financing programs, and also funds a repurchase program on a transaction-by-transaction basis with Standard Chartered Bank, London. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used consistently throughout the year.

Credit Facilities. We maintain a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at November 30, 2007		Amount Outstanding at November 30, 2007
			(dollars in millions)
Deere Credit, Inc.	March 1, 2008	Margin Calls	$30.0	(1)	$—
Deere Credit, Inc.	March 1, 2008	Repurchase Agreements	96.0		7.9
Deere Credit, Inc.	October 1, 2009	Subordinated Debt for Regulatory Capital	3.0		—

Total Deere Credit, Inc.			129.0		7.9

CoBank, ACB	March 1, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	December 30, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	May 1, 2008	Repurchase Agreements	100.0		44.3

Total CoBank, ACB			120.0		44.3

Harris, N.A.	January 31, 2008	Margin Calls	15.0		—
Harris, N.A.	Demand	Margin Calls	5.0		—
Harris, N.A.	January 31, 2008	Grain Deliveries	5.0		—
Fortis Capital Corp.	Demand	Financial Services operations	20.0		1.2
RZB Finance, LLC	Demand	Financial Services operations	8.0		—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		—
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0		—
Standard Chartered Bank, London (2)	Demand	Financial Services operations	52.4		52.4
Del Mar Onshore Partners, L.P.	Demand	Biodiesel fuel operations	10.0		5.0
Fortis Capital Corp.	Demand	Biodiesel fuel operations	10.0		—
Short-term note	Demand	Biodiesel fuel operations	0.6		0.6
Subordinated Debt	December 31, 2007 and June 30, 2008	Regulatory Capital	1.0		1.0

		Total	$406.0		$112.4

(1)	On December 20, 2007, FCStone, LLC’s agreement with Deere Credit related to the margin call line of credit, was amended, increasing the available amount by $20.0 million making a total loan commitment of $50.0 million, with all other terms of the agreement remaining the same.
(2)	FCStone Merchant Services engages in hedged commodity transactions with Standard Chartered Bank, London on a transaction-by-transaction basis as part of its repurchase program business plan. There is no commitment for futures advances, and the $52.4 million outstanding at November 30, 2007 represents the repurchase obligation value of the hedged commodity transactions that were in place at November 30, 2007.

We have approximately $426 million available under current credit agreements and transaction arrangements. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong liquidity position and new capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. With the exception of the matters described below, we were in compliance with all other debt covenants effective November 30, 2007.

Due to continuing delays in the commissioning of its plant, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar as of September 30, 2007, and certain financial covenants subsequent to the date of the statement of financial condition. Green Diesel has obtained a waiver of the ongoing operational and financial covenants extending through May 1, 2008. There can be no assurance that Green Diesel will be successful in obtaining waivers from Del Mar regarding future defaults.

We carry significant open futures positions on behalf of our customers in the C&RM and the Clearing and Execution Services segments of our business. The above lines of credit in place for margin calls are rarely used, but are necessary to cover any abnormal commodity market fluctuations and the resulting margin calls. With our own and customer funds on deposit and the available credit lines noted above, our management believes we have adequate capital reserves to meet any foreseeable market fluctuations based upon current commodity market activities.

Other Capital Considerations

Our wholly-owned subsidiary, FCStone, LLC, is subject to various regulation and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at November 30, 2007, were $88.6 million and $41.0 million, respectively.

In fiscal 2006, FCStone Merchant Services loaned $1.5 million to Green Diesel as part of its financing to build a biodiesel production facility located in Houston, Texas. The terms of the loan agreement included the issuance of warrants exercisable for up to 48% of the equity of Green Diesel. Subsequently, Green Diesel decided to raise additional equity in order to build a larger production facility with an annual production capacity of approximately 46 million gallons. In order to prevent the dilution of our potential 48% interest in Green Diesel, we invested an additional $2.4 million. During fiscal 2007, FCStone Merchant Services loaned an additional $1.6 million to Green Diesel to finance the expanded facility and to commence the testing phase. Additionally, FCStone Merchant Services agreed to provide working capital to Green Diesel. At November 30, 2007, FCStone Merchant Services has advanced $4.3 million to Green Diesel, secured by commodity inventory. On April 9, 2007, Fortis established an uncommitted line of credit for Green Diesel, in an initial amount of $10.0 million, which can be increased under certain conditions to $22.5 million. Green Diesel’s obligations under the Fortis line of credit are guaranteed by FCStone Merchant Services, which is supported in part by a $2.0 million guarantee to Fortis from the Company.

On November 9, 2007, we agreed to provide funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification. We agreed to provide additional loans of up to $2.5 million for this purpose in exchange for improved priority status for our investment, as well as majority ownership and control. If the modifications are made on schedule and perform as anticipated, commercial operations are expected to commence in calendar 2008. Effective November 9, 2007, we have majority ownership and control of Green Diesel. As of November 30, 2007, no amounts were outstanding under the Fortis line of credit. We are not contractually bound to invest additional equity in Green Diesel, although we may do so.

Seasonality and Fluctuations in Operating Results

None

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

We manage interest expense using floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. All of the debt outstanding at November 30, 2007, has a variable interest rate and is on a short-term basis.

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

Evaluation of disclosure controls and procedures . Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended November 30, 2007, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in various legal matters considered normal in the course of our business, including worker’s compensation claims, tort claims, contractual disputes and collections. It is our policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. We are not aware of other potential claims that could result in the commencement of material legal proceedings. In the opinion of our management, liabilities, if any, arising from existing litigation and claims will not have a materially adverse effect on our results of operations, liquidity or financial position.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 6.	Exhibits

10.1	Change in Terms Agreement

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

January 14, 2008	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

January 14, 2008	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer