Form 10-Q
period 2008-02-29
FCStone Group, Inc.
filed 2008-04-14
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 8, 2008, there were 27,815,602 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	August 31, 2007	February 29, 2008
		(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$90,053	$60,774
Segregated	14,250	56,109
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	686, 441	1,198,933
Proprietary commodity accounts	77,690	159,013
Receivables from customers, net of allowance for doubtful accounts	16,868	26,396

Total commodity deposits and receivables	780,999	1,384,342

Marketable securities, at fair value—customer segregated and other	307,828	265,931
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts	20,746	83,886
Open contracts receivable	120,219	393,375
Notes receivable and advances	49,291	149,698
Exchange memberships and stock	10,366	7,410
Equipment, furniture, software and improvements, net of accumulated depreciation	4,763	6,819
Assets held for sale	—	7,836
Other assets	21,679	41,749

Total assets	$1,420,194	$2,457,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	$935,515	$1,412,721
Trade accounts payable and advances	115,145	255,921
Open contracts payable	121,101	396,686
Accrued expenses	38,632	44,085
Notes payable and repurchase obligations (notes 4 and 5)	35,133	142,173
Subordinated debt	1,000	1,000

Total liabilities	1,246,526	2,252,586

Minority interest	—	—
Stockholders’ equity:
Common stock, $0.0001 par value, authorized 40,000,000 at August 31, 2007 and February 29, 2008, respectively; issued and outstanding 27,416,567 and 27,792,140 shares at August 31, 2007 and February 29, 2008, respectively	104,267	106,332
Additional paid-in capital	1,115	7,249
Treasury stock	(376)	(387)
Accumulated other comprehensive loss	(3,620)	(5,042)
Retained earnings	72,282	97,191

Total stockholders’ equity	173,668	205,343

Commitments and contingencies (note 11)
Total liabilities and stockholders’ equity	$1,420,194	$2,457,929

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008
Revenues:
Commissions and clearing fees	$33,353	$46,068	$66,256	$85,450
Service, consulting and brokerage fees	9,314	23,728	18,409	40,002
Interest	10,729	18,858	19,127	32,239
Other	1,013	2,038	1,534	6,635
Sales of commodities	349,098	1,350	797,886	1,350

Total revenues	403,507	92,042	903,212	165,676

Costs and expenses:
Cost of commodities sold	343,350	830	785,678	830
Employee compensation and broker commissions	11,364	15,197	23,155	28,444
Pit brokerage and clearing fees	14,678	25,392	29,542	46,177
Introducing broker commissions	9,007	8,747	16.376	16,075
Employee benefits and payroll taxes	2,722	2,913	5,369	5,930
Interest expense	4,251	1,809	6,490	3,010
Depreciation	443	376	879	732
Bad debt expense	120	109	1,540	184
Other expenses	6,366	8,180	12,498	14,724

Total costs and expenses	392,301	63,553	881,527	116,106

Income from continuing operations before income tax expense and minority interest	11,206	28,489	21,685	49,570
Minority interest	102	—	438	—

Income from continuing operations before income tax expense	11,104	28,489	21,247	49,570
Income tax expense	4,125	10,700	7,925	18,650

Net income from continuing operations	6,979	17,789	13,322	30,920
Loss from discontinued operations, net of tax	(59)	(5,673)	(88)	(5,719)

Net income	$6,920	$12,116	$13,234	$25,201

Basic shares outstanding	21,800	27,709	21,800	27,565
Diluted shares outstanding	21,800	29,104	21,800	28,940

Basic earnings per share:
Continuing operations	$0.32	$0.64	$0.61	$1.12
Discontinued operations	—	(0.20)	—	(0.21)

Net income	$0.32	$0.44	$0.61	$0.91

Diluted earnings per share:
Continuing operations	$0.32	$0.61	$0.61	$1.07
Discontinued operations	—	(0.19)	—	(0.20)

Net income	$0.32	$0.42	$0.61	$0.87

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2007	February 29, 2008
Cash flows from operating activities:
Net income	$13,234	$25,201
Plus: Loss from discontinued operations	88	5,719

Income from continuing operations	13,322	30,920
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	879	732
Amortization of discount on note receivable	(28)	(9)
Loss on cancellation of warrants	—	110
Gain on sale of exchange memberships and stock	(100)	(2,930)
Gain on sale of other assets	—	(520)
Stock compensation	—	753
Equity in earnings of affiliates, net of distributions	45	(1,398)
Minority interest	438	—
Excess tax benefit of stock option exercises	—	(5,381)
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	6,231	(126,099)
Change in open contracts receivable/payable, net	(43,513)	2,429
(Increase) decrease in trade accounts receivable and advances on grain	(3,028)	525
Increase in counterparty deposits and accounts receivable	(9,875)	(63,665)
Increase in other assets	(32,452)	(7,511)
(Decrease) increase in trade accounts payable and advances	(10,722)	141,196
(Decrease) increase in accrued expenses	(2,522)	7,753

Net cash used in operating activities	$(81,325)	(23,095)

Cash flows from investing activities:
Additions to equipment, furniture, software and improvements	(1,054)	(2,788)
Acquisitions of businesses	—	(6,725)
Issuance of notes receivable, net	(79,760)	(93,390)
Proceeds from the sale of exchange memberships and stock	378	3,498
Purchase of exchange memberships and stock	(1,430)	—
Proceeds from the sale of other intangibles	—	1,350
Purchase of other intangibles	—	(1,049)

Net cash used in investing activities	(81,866)	(99,104)

Cash flows from financing activities:
Increase in checks written in excess of bank balance	(866)	—
Proceeds from note payable, net	151,162	86,018
Proceeds from exercises of stock options	—	2,065
Excess tax benefit of stock option exercises	—	5,381
Treasury stock acquired	—	(11)
Dividends paid	(6,057)	—
Payments under capital lease	(275)	—
Proceeds from subordinated debt	8,000	—
Monies released from escrow	2,526	—
Monies deposited in escrow	(33)	—

Net cash provided by financing activities	154,457	93,453

Cash flows used for discontinued operations:
Net cash from operating activities	—	1,178

	Six Months Ended
	February 28, 2007	February 29, 2008
Net cash used in investing activities	—	(1,711)

Net cash used for discontinued operations	—	(533)

Net decrease in cash and cash equivalents – unrestricted	(8,734)	(29,279)
Cash and cash equivalents – unrestricted – beginning of period	59,726	90,053

Cash and cash equivalents – unrestricted – end of period	$50,992	$60,774

Supplemental disclosures of cash flow information:
Interest paid	$5,473	$2,985
Income taxes paid	$8,594	$13,614

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (“the Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company has minority holdings in two entities, both of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on November 29, 2007.

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel, LLC (“Green Diesel”) (a 70% owned development stage affiliate) presented as discontinued operations. All historical statements have been restated to conform to this presentation. Additionally, the inventory and plant assets related to Green Diesel have been classified as held for sale at February 29, 2008. Refer to Note 2 – Discontinued Operations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents consist of investments with original maturities of three months or less and include money market funds totaling $78.3 million and $58.3 million at August 31, 2007, and February 29, 2008, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. During fiscal 2008, the Company entered into additional derivative contracts that have not been designated as hedges. These derivative agreements are with a major financial institution, and are designed to manage a portion of the Company’s consolidated exposure to changes in interest rates. The Company’s derivative positions are marked to market at each reporting date and all unrealized gains and losses are recognized in earnings currently.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” equity investments in exchange firms’ common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. The fair value of the exchange stock is determined by quoted market prices. The fair value of exchange firm stock not pledged for clearing purposes at August 31, 2007 was $2.9 million. During the six months ended February 29, 2008, FCStone sold exchange firm stock not pledged for clearing purposes for total proceeds of $3.5 million, resulting in a realized gain of $3.0 million. These stocks were previously classified as available-for-sale securities. At February 29, 2008, all remaining exchange firm stock was pledged for clearing purposes.

EQUIPMENT, FURNITURE, SOFTWARE AND IMPROVEMENTS

Equipment, furniture, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations, while expenditures for major replacements and betterments are capitalized.

The following is a summary of furniture, equipment, software and improvements, at cost less accumulated depreciation, at August 31, 2007 and February 29, 2008:

	August 31, 2007	February 29, 2008
	(in thousands)
Equipment, furniture, software and improvements	$8,086	$10,890
Less accumulated depreciation	(3,323)	(4,071)

	$4,763	$6,819

SALE OF COMMODITIES / COST OF COMMODITIES SOLD

As a result of the Company’s sale of its controlling interest in FGDI, LLC (“FGDI”) on June 1, 2007, the Company is no longer consolidating the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded under the equity method, as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the three and six month periods ended February 28, 2007 related to FGDI were $339.5 million and $333.8 million, respectively, and $779.2 million and $767.2 million, respectively.

OTHER REVENUE

The Company reports its equity in the earnings of unconsolidated affiliates as other revenue, and included $0.6 million and $1.9 million, respectively, for the equity interest in the earnings of FGDI for the three and six month periods ended February 29, 2008. The Company’s consolidated financial statements included the accounts of FGDI on a consolidated basis for the three and six month periods ended February 28, 2007, as the Company previously held a majority interest in the affiliate until the sale of the majority interest on June 1, 2007. In addition, other revenues includes the gain on sale of shares of exchange stock not pledged for trading purposes of $100,000 and $45,000 for the three month months ended February 28, 2007 and February 29, 2008 respectively and $100,000 and $2,930,000 for the six months ended February 28, 2007 and February 29, 2008, respectively.

MINORITY INTEREST

In the three months ended February 28, 2007, minority interest was primarily comprised of our 30% interest in FGDI held by the then-minority interest holder. We completed the sale of our controlling interest on June 1, 2007 and no longer have minority interest related to that entity. On November 9, 2007, we acquired an additional 45% of the ownership interest in Green Diesel for a total ownership interest of 70%. As a result, we have included the financial statements of Green Diesel in the consolidated financial statements since the acquisition date and initially recorded the minority interest held by an unaffiliated third party in Green Diesel. As a result of allocation of the impairment loss included in the loss from discontinued operations, the minority interest held by the unaffiliated third party has been reduced to zero.

INCOME TAXES

Effective September 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 did not have a significant impact on the consolidated financial statements.

NEW ACCOUNTING PRINCIPLES

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement “(“SFAS 157”) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. We have not yet determined the impact that the implementation of SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 “ (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. SFAS 159 was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. We have not yet determined the impact that the implementation of SFAS 159 will have on our consolidated financial statements.

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

RECLASSIFICATION

In the current year, the Company aggregated deferred income taxes, investments in affiliates and other organizations and other assets in the consolidated statement of financial condition. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentations.

2. DISCONTINUED OPERATIONS

On November 9, 2007, the Company agreed to provide additional funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification, in exchange for an additional 45% ownership interest, resulting in a total ownership interest of 70%. Prior to November 9, 2007, the results of Green Diesel were accounted for under the equity method. Subsequently, the results of operations of Green Diesel are included in the consolidated financial statements. Consideration for the additional 45% ownership interest was in the form of a commitment to provide additional funding of $2.5 million for working capital. There was no goodwill recognized in this transaction.

During the three months ended February 29, 2008, the company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the plant assets were tested for recoverability and we determined that the carrying value of the underlying plant asset exceeded its fair value. As a result, Green Diesel recognized an impairment loss before minority interest and income taxes of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in the loss on discontinued operations, net of tax, reflected during the three and six months ended February 29, 2008. We have classified the remaining value of the plant asset and associated inventories as assets held for sale in the consolidated statement of financial condition at February 29, 2008. Green Diesel was previously included within the Corporate and Other segment.

Green Diesel had insignificant amounts of net revenues and operating expenses, in the three and six months ended February 28, 2007 and February 29, 2008, respectively. All continuing cash flows of Green Diesel will be indirect cash outflows consisting primarily of maintenance required to keep the asset in saleable condition and costs to preserve the remaining asset value. The Company expects to incur additional charges of approximately $3.0 million, before income taxes, during the second half of fiscal 2008 through completion of the disposition. The Company will have no significant continuing involvement in operations upon disposition of the plant asset and expects cash outflows to cease as a result of the disposal transaction.

3. ACQUISITIONS

During the second quarter of fiscal 2008, FCStone LLC (FCStone) acquired three businesses, Downes-O’Neill, LLC, Globecot, Inc. and The Jernigan Group, LLC, none of which were significant on an individual basis, for cash payments of approximately $7.0 million.

•	Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in serving the dairy industry was acquired effective December 31, 2007;

•	Globecot, Inc., a supplier of information, market research, news and consulting for the global fiber and textile industries was acquired effective February 1, 2008; and

•	The Jernigan Group, LLC, a registered brokerage group that provides execution services to the global fiber and textile industries was acquired effective February 1, 2008.

FCStone has made a preliminary allocation of the purchase costs among identified intangible assets and goodwill, and is in the process of finalizing third-party valuations of the amortizable intangible assets. Purchase costs allocated to intangible assets with finite lives are amortized over the remaining useful lives of the assets.

Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with SFAS No. 141, Business Combinations, the additional consideration, or earn-outs, will be recognized when the contingencies are determinable and the additional consideration is distributable, and recorded as additional purchase price. The Company’s consolidated financial statements include the operating results of each business from the dates of acquisition.

4. NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt outstanding at August 31, 2007 and February 29, 2008 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at February 29, 2008 (in millions)		Amount Outstanding at
				August 31, 2007	February 29, 2008
				( in thousands)
Margin Call Facilities:
Deere Credit, Inc.	April 1, 2009	$55.0	(1)	—	—
Harris, N.A.	February 28, 2009	15.0	(2)	—	—
Harris, N.A.	Demand	5.0		—	—
CoBank, ACB	May 1, 2008	10.0		—	—
CoBank, ACB	December 30, 2008	10.0		—	—

	Renewal / Expiration Date	Total Commitment Amount at February 29, 2008 (in millions)		Amount Outstanding at
				August 31, 2007	February 29, 2008
				( in thousands)
Commodity Financing Facilities:
Harris, N.A.	February 28, 2009	5.0	(3)	—	—
Deere Credit, Inc.	April 1, 2009	96.0	(4)	4,011	9,213
CoBank, ACB	July 1, 2008	100.0		15,937	49,566
Fortis Capital Corp.	Demand	20.0		450	—
RZB Finance, LLC	Demand	8.0		—	—
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	—
Standard Chartered Bank, New York	Demand	20.0		1,141	—
Other borrowings:
Del Mar Onshore Partners, L.P.	Demand	5.0	(5)	—	5,000
Short-term note	Demand	0.6		—	600
Subordinated debt:
Other	June 30, 2008 and December 31, 2008	1.0		1,000	1,000
Deere Credit, Inc.	April 1, 2009	3.0	(6)	—	—

Total notes payable and subordinated debt				$22,539	$65,379

(1)	On March 11, 2008, FCStone’s agreement with Deere Credit, Inc. (Deere Credit) related to the margin call line of credit was amended increasing the available amount by $45,000,000 making a total loan commitment of $100,000,000, with all other terms of the agreement remaining the same. On March 26, 2008, FCStone’s agreement with Deere Credit related to the margin call line of credit was amended, extending the final due date to April 1, 2009, with all other terms of the agreement remaining the same.
(2)	On March 18, 2008, FCStone’s agreement with Harris, N.A. related to the margin call line of credit was amended temporarily increasing the available amount by $35,000,000 making a total loan commitment of $50,000,000 through September 30, 2008. The expiration date was also amended from January 31, 2008 to February 28, 2009.
(3)	On March 18, 2008, FCStone’s agreement with Harris, N.A. related to the commodity financing line of credit was amended extending the expiration date from January 31, 2008 to February 28, 2009, with all other terms remaining the same.
(4)	On March 11, 2008, FCStone Financial Inc.’s agreement with Deere Credit related to the commodity financing loan facility was amended decreasing the available amount by $24,000,000 to $72,000,000, with all other terms remaining the same. On March 26, 2008, FCStone Financial Inc.’s agreement with Deere Credit related to the commodity financing loan facility was amended decreasing the available amount by $22,000,000 to $50,000,000, with all other terms remaining the same.
(5)	Due to the plant not being commissioned, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar Onshore Partners, L.P. as of September 30, 2007, and certain financial covenants as of December 31, 2007. Green Diesel has obtained a waiver of the ongoing operational and financial covenants extending through May 1, 2008. The Company has decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. There can be no assurance that Green Diesel will be successful in obtaining waivers from Del Mar regarding future defaults and proceeds from the sale of certain properties will first be applied to settle this outstanding balance.
(6)	On March 26, 2008, FCStone amended its agreement with Deere Credit relating to the subordinated debt loan facility, increasing the available amount by $12.0 million making a total loan commitment of $15.0 million and amending the final due date from October 1, 2009 to April 1, 2009. Subsequent to the amendment, FCStone borrowed against the subordinated loan facility for $15.0 million.

5. REPURCHASE OBLIGATION

FCStone Merchant Services engages in hedged commodity transactions with Standard Chartered Bank, London (“SCBL”) as part of its commodity inventory financing program with its customers. FCStone Merchant Services routinely enters into repurchase agreements with its customers and advances cash in exchange for commodities, evidenced by warehouse receipts that are licensed by approved authorities. In conjunction with the hedged commodity transactions, FCStone Merchant Services exchanges commodity receipts with SCBL for a cash advance. The terms of the hedged commodity transactions provide that FCStone Merchant Services has the right, but not the obligation, to repurchase, at a future date, the commodities from SCBL. In the event FCStone Merchant Services exercises its right, the repurchase price of the commodities is equal to the prevailing market price of the futures contract month, agreed to at the inception of the transaction.

Since FCStone Merchant Services is obligated to provide commodities back to its customer, as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. All realized and unrealized gains and losses are recorded in consolidated statements of operations, as a component of interest expense. The Company had repurchase obligations of $13.6 million (related to 4.6 million bushels of corn) and $77.8 million (related to 13.4 million bushels of corn) at August 31, 2007 and February 29, 2008, respectively. Under these repurchase obligations, the Company is required to deliver 13.4 million bushels of corn to its customers. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in consolidated statements of operations, as a component of interest expense.

6. PENSION PLANS

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—amendment of FASB Statements No. 87, 88, 106 and 123(R)” (“SFAS 158”). SFAS 158 has a provision requiring the measurement date for plan assets and liabilities to be consistent with the statement of financial condition date for companies with fiscal years ending after December 15, 2008. The Company elected the transition method allowing it to project net periodic pension cost for fourteen months from July 1, 2007 to August 31, 2008. Under this transition approach, the Company has allocated two-fourteenths of net periodic pension cost determined for the period July 1, 2007 to August 31, 2008 to retained earnings (net of tax) and to accumulated other comprehensive income (net of tax). The effect of applying this statement was a $0.3 million reduction to retained earnings and a $0.1 million increase in accumulated other comprehensive income.

Net periodic pension cost for the three and six month periods ended February 28, 2007, and February 29, 2008 for the defined benefit plans consists of the following components:

	Three Months Ended		Six Months Ended,
	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008
	(in thousands)
Service cost	$480	$534	$961	$1,068
Interest cost	401	490	801	980
Less expected return on plan assets	(385)	(505)	(770)	(1,010)
Net amortization and deferral	142	142	284	284

Net periodic pension cost	$638	$661	$1,276	$1,322

7. EARNINGS (LOSS) PER SHARE

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

For the three and six month periods ended February 28, 2007, 1.8 million stock options were excluded from the calculation of diluted earnings per share, because during that period, the Company’s common stock was not traded on a public exchange and there had been no change between the fair value of the options at the grant date that would have given rise to a dilutive effect.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods February 28, 2007 and February 29, 2008:

	For the Three Months Ended February 28, 2007		For the Three Months Ended February 29, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income from continuing operations	$6,979	$6,979	$17,789	$17,789
Loss from discontinued operations	(59)	(59)	(5,673)	(5,673)

Net income	$6,920	$6,920	$12,116	$12,116

Weighted average common shares outstanding on stock	21,800	21,800	27,709	27,709
Dilutive effect of stock options and restricted stock		—		1,395

Weighted average shares outstanding	21,800	21,800	27,709	29,104
Earnings (loss) per share:
Continuing operations	$0.32	$0.32	$0.64	$0.61
Discontinued operations	$—	$—	$(0.20)	$(0.19)

Net income	$0.32	$0.32	$0.44	$0.42

Anti-dilutive shares excluded from calculation		1,800		12

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the six month periods February 28, 2007 and February 29, 2008:

	For the Six Months Ended February 28, 2007		For the Six Months Ended February 29, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income from continuing operations	$13,322	$13,322	$30,920	$30,920
Loss from discontinued operations	(88)	(88)	(5,719)	(5,719)

Net income	$13,234	$13,234	$25,201	$25,201

Weighted average common shares outstanding on stock	21,800	21,800	27,565	27,565
Dilutive effect of stock options and restricted stock		—		1,375

Weighted average shares outstanding	21,800	21,800	27,565	28,940
Earnings (loss) per share:
Continuing operations	$0.61	$0.61	$1.12	$1.07
Discontinued operations	$—	$—	$(0.21)	$(0.20)

Net income	$0.61	$0.61	$0.91	$0.87

Anti-dilutive shares excluded from calculation		1,800		12

8. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) effective September 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings. Compensation cost for all stock-based payments granted subsequent to September 1, 2006, are based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. For the three and six months ended February 29, 2008, the Company included in employee compensation and broker commissions, compensation expense related to share-based compensation of $0.4 million and $0.8 million, respectively. There was no compensation expense related to share-based compensation for the three and six months ended February 28, 2007. The Company has approximately 438,000 shares of unissued common stock available for issuance under the FCStone Group, Inc. 2006 Equity Incentive Plan.

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

On March 15, 2007, in connection with the initial public offering (“IPO”), the Company granted non-qualified stock options for 236,250 shares of common stock to the non-employee directors of the Company, at an exercise price equal to the initial public offering price of $16.00 per share, as adjusted for stock splits. The options vest ratably over a five year period and expire on March 15, 2017.

Incentive Stock Options – On March 15, 2007, in connection with the IPO, the Company granted incentive stock options for 888,750 shares of common stock to certain officers and management of the Company, at an exercise price equal to the initial public offering price of $16.00 per share, as adjusted for stock splits. The options vest ratably over a five year period and expire on March 15, 2017.

A summary of the Company’s stock option activity for the six months ended February 29, 2008, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
				(in thousands)
Outstanding at August 31, 2007	2,925,000	$9.54
Granted	—	—
Exercised	(375,397)	5.50
Forfeited or expired	—	—

Outstanding at February 29, 2008	2,549,603	$10.13	8.63	$93,058

Exercisable at February 29, 2008(1)	1,424,603	$5.50	8.29	$58,588

(1)	Although these shares are vested and exercisable, portions are subject to transfer restrictions. The transfer restriction periods relate to two equal series of 600,000 options which expire 360 and 540 days, respectively, after the close of the Company’s initial public offering on March 16, 2007.

The Company did not grant any stock options during the six months ended February 28, 2007 and February 29, 2008. A summary of the stock options exercised is as follows:

	Three Months Ended,
	February 28 2007	February 29 2008
Total cash received	$—	$2,064,684
Income tax benefits	$—	$5,381,000
Intrinsic value	$—	$14,544,513

The activity of non-vested shares for the six months ended February 29, 2008 is as follows:

Nonvested shares	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2007	1,125,000	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at February 29, 2008	1,125,000	$5.91

At February 29, 2008, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.0 years.

Restricted Stock

Restricted Stock Awards – On January 10, 2008, the Company granted restricted stock awards for 11,561 shares of common stock to the non-employee directors of the Company. The vesting date occurs one year from the grant date contingent upon the non-employee director continuing as a service provider to the Company during the restricted period.

The activity of restricted shares for the six months ended February 29, 2008 is as follows:

Restricted Shares	Shares	Average Grant- Date Fair Value
Restricted at August 31, 2007	—	—
Granted	11,561	$47.54
Vested	—	—
Forfeited	—	—

Restricted at February 29, 2008	11,561	$47.54

At February 29, 2008, there was $0.5 million in unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

9. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the six months ended February 29, 2008, are as follows (in thousands):

	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at August 31, 2007	$104,267	$1,115	$(376)	$(3,620)	$72,282	$173,668
Effects of changing pension plan measurement date pursuant to SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (net of tax of $33 and $172, respectively)	—	—	—	56	(292)	(236)

Beginning balance, as adjusted	104,267	1,115	(376)	(3,564)	71,990	173,432
Net income	—	—	—	—	25,201	25,201
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period	—	—	—	—	—	—
Less: reclassification adjustment for gains included in net income	—	—	—	(1,478)	—	(1,478)

Total comprehensive income	—	—	—	—	—	23,723
Proceeds from stock option exercises	2,065	—	—	—	—	2,065
Excess tax benefit on stock options exercised	—	5,381	—	—	—	5,381
Stock compensation expense	—	753	—	—	—	753
Treasury stock acquired	—	—	(11)	—	—	(11)

Balance at February 29, 2008	$106,332	$7,249	$(387)	$(5,042)	$97,191	$205,343

10. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through over-the-counter markets. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, expenses incurred developing Agora-X, LLC and overall corporate-level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. In fiscal 2008, we discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. Our remaining 25% equity interest in FGDI is included in the Corporate and Other segment.

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel (a 70% owned biodiesel plant development stage affiliate) presented as discontinued operations. Green Diesel had insignificant amounts of net revenues and operating expenses in the three and six months ended February 28, 2007 and February 29, 2008, respectively. Based on extensive engineering design and production tests, current industry economic conditions and additional capital requirements to complete the project, the Company decided to cease construction and pursue an immediate sale of plant assets and inventory. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the plant assets were tested for recoverability, which resulted in Green Diesel recognizing an impairment loss before minority interest and income taxes of $10.8 million. The operating results of Green Diesel, along with the impairment loss are reported as discontinued operations. Green Diesel was previously included within the Corporate and Other segment. The segment results in the table below, present the segment information from continuing operations, and exclude Green Diesel’s operating results. All historical information in the table has been restated to conform to this presentation.

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended February 28, 2007 and February 29, 2008, respectively, and the balance sheet data as of those dates:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
Three Months Ended February 28, 2007
Total revenues	$27,272	$24,263	$339,995	$12,930	$163	$(1,116)	$403,507
Interest revenue	4,742	3,654	29	2,971	127	(794)	10,729
Interest expense	68	326	1,940	2,426	285	(794)	4,251
Income (loss) from continuing operations before minority interest and income taxes	9,153	3,431	340	419	(2,137)	—	11,206
Total assets	678,002	601,846	145,892	132,703	17,610	(42,054)	1,533,999

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
February 29, 2008
Total revenues	$47,325	$40,948	$—	$3,502	$1,007	$(740)	$92,042
Interest revenue	7,532	8,964	—	2,318	288	(244)	18,858
Interest expense	54	20	—	1,776	—	(41)	1,809
Income (loss) from continuing operations before minority interest and income taxes	21,764	8,656	—	471	(2,175)	(227)	28,489
Total assets	1,551,587	738,144	—	143,131	43,190	(18,123)	2,457,929

Six Months Ended February 28, 2007
Total revenues	$55,650	$48,284	$779,863	$20,997	$287	$(1,869)	$903,212
Interest revenue	8,388	7,485	64	4,158	251	(1,219)	19,127
Interest expense	197	464	3,146	3,402	500	(1,219)	6,490
Income (loss) from continuing operations before minority interest and income taxes	16,717	7,040	1,460	447	(3,979)	—	21,685
Total assets	678,002	601,846	145,892	132,703	17,610	(42,054)	1,533,999

February 29, 2008
Total revenues	$84,601	$73,986	$—	$5,466	$2,714	$(1,091)	$165,676
Interest revenue	13,648	14,334	—	3,900	682	(325)	32,239
Interest expense	57	41	—	3,035	—	(123)	3,010
Income (loss) from continuing operations before minority interest and income taxes	38,927	13,812	—	527	(3,437)	(259)	49,570
Total assets	1,551,587	738,144	—	143,131	43,190	(18,123)	2,457,929

11. CONTINGENCIES

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

From August 21, 2003 to July 16, 2004, Euro-Maritime Chartering, Inc. (Euro-Maritime) filed five separate claims under the arbitration facility established by the London Maritime Arbitrators Association of London, England, alleging a breach by FGDI of charter party agreements regarding five vessels and seeking to recover damages totaling $1.6 million arising from detention encountered at China ports with respect to cargos that FGDI sold to Chinese buyers. On January 8, 2008, the London arbitration tribunal rendered a decision on one of the claims, in favor of FGDI, determining that Euro-Maritime was not entitled to the detention damages of $0.5 million sought in that individual claim. The remaining four claims, which seek similar damages, total $1.1 million and remain outstanding. FGDI intends to vigorously defend the remaining detention claims and believes that it has meritorious defenses. If the claimant prevails on any of the detention claims, or otherwise in amounts above the corresponding deposit, FGDI expects to seek collection of such amounts from the buyers.

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

12. SUBSEQUENT EVENTS

On March 3, 2008, FCStone Group, Inc. and its wholly-owned subsidiary Agora-X, LLC (“Agora-X”) entered into a securities purchase agreement with The NASDAQ OMX Group, (“NASDAQ OMX”), a global leader in exchange technology. Under the terms of the agreement, NASDAQ OMX will acquire up to a 20 percent interest in Agora-X represented by preferred membership units in exchange for a total consideration of $7.5 million. Agora-X is creating an electronic communications network (ECN) for institutional trading in certain OTC commodities contracts. The proceeds of the NASDAQ OMX investment will be used to continue such development, repay a portion of the advances made to Agora-X by FCStone and, for general business purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate an independent clearing and execution platform for exchange-traded futures and options contracts. During the last twelve months, we have served more than 7,500 customers and transacted more than 86.3 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. We also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

We currently operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services and Financial Services. We also report a Corporate and Other segment, which contains corporate investment income and expenses, expenses incurred developing Agora-X, LLC (“Agora-X”) and equity investments not directly attributable to our operating segments. Agora-X is a newly-created subsidiary formed to develop an electronic communications network for over-the-counter (“OTC”) commodity contracts.

Green Diesel is a 70% owned development stage affiliate whose primary operations include a biodiesel plant in Houston, Texas. To date the plant has not entered the production phase. During the three months ended February 29, 2008, the company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In connection with the plan of disposal, we have determined that the carrying value of the underlying plant asset exceeded its fair value. Consequently, the Company recorded an impairment loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in the loss on discontinued operations, net of tax, reflected during the three and six months ended February 29, 2008 and is not reflected in the corporate and other segment results from continuing operations.

In fiscal 2008, we no longer reported a Grain Merchandising segment because we sold our majority interest in FGDI, LLC (“FGDI”), which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. The remaining 25% equity interest in FGDI is recorded net, as a component of other revenues, within the Corporate and Other segment.

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. It is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below, especially the information regarding “Revenues, Net of Cost of Commodities Sold”. The following table sets forth for each segment the income from continuing operations before minority interest and income tax expense for each of the three and six month periods ended February 28, 2007 and February 29, 2008.

	Three Months Ended		Six Months Ended
	February 28 2007	February 29 2008	February 28, 2007	February 29 2008
	(in thousands)
Commodity and Risk Management Services	$9,153	$21,764	$16,717	$38,927
Clearing and Execution Services	3,431	8,656	7,040	13,812
Financial Services	419	471	447	527
Grain Merchandising (1)	340	—	1,460	—
Corporate and Other	(2,137)	(2,402)	(3,979)	(3,696)

Income from continuing operations before minority interest and income tax expense	$11,206	$28,489	$21,685	$49,570

(1)	In fiscal 2008, the Company discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during fiscal 2007.

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

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment. Interest revenue is primarily driven by the level of customer segregated and customer OTC assets deposited with us and the level of short-term interest rates. The level of such assets deposited with us is directly related to transaction volume and open contract interest of our customers. Additionally, we continuously monitor the short-term interest rate environment, and when appropriate enter into derivative contracts designed to manage portions of our consolidated exposure to changes in interest rates. These derivative contracts are marked to market at each reporting date and all unrealized gains and losses are recognized in current earnings, as interest income.

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

Sales of commodities. Sales of commodities represent revenue generated from the sale of various commodities in the Financial Services segment and the sale of Chicago Climate Exchange (CCX) carbon financial instruments (CFIs) and fuel in the C&RM segment. We periodically participate as a principal in ethanol transactions. During fiscal 2007, the majority of the sales of commodities represented the sale of grain in the previously-reported Grain Merchandising segment. When evaluating commodity sales, management focuses on the margin (gross profit) from commodity sales (see discussion of Non-GAAP Financial Measures). The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The margin on commodity sales also provides a more meaningful comparison from period to period. The sales of commodities varies by commodity type and sales volume.

Costs and Expenses

Cost of commodities sold. Cost of commodities sold represents the product of the volume of purchased commodities and the cost of these commodities. Commodities purchased include CFIs, renewable fuels and gasoline in our C&RM segment and various commodities in our Financial Services segment. During fiscal 2007, the majority of cost of commodities sold represented the sale of grain in the previously-reported Grain Merchandising segment. The price of commodities and volume sold are variable, and can be influenced by weather conditions and general economic, market and regulatory factors and generally will follow trends impacting similar variances in revenue.

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

Depreciation. Depreciation expense arises from the depreciation of property, equipment, software and leasehold improvements.

Bad debt expense. Bad debt expense consists of both amounts written off based on known defaults of customers and brokers, as well as increases in the allowance for accounts that we believe may become uncollectible through our review of the historical aging of our receivables and our monitoring of the financial strength of our customers, brokers and counterparties.

Other expenses. Other expenses consist primarily of office and equipment rent, communications, marketing information, travel, advertising, insurance, professional fees, depreciation and other various expenses. The majority of these expenses are relatively fixed in nature and do not necessarily vary directly with changes in revenue.

Minority interest. In the three months ended February 28, 2007, minority interest was primarily comprised of our 30% interest in FGDI held by the then-minority interest holder. We completed the sale of our controlling interest on June 1, 2007 and no longer have minority interest related to that entity. On November 9, 2007, we acquired an additional 45% of the ownership interest in Green Diesel for a total ownership interest of 70%. As a result, we included the financial statements of Green Diesel in the consolidated financial statements since the acquisition date and initially recorded the minority interest held by an unaffiliated third party in Green Diesel. As a result of allocation of the impairment loss included in the loss from discontinued operations, the minority interest held by the unaffiliated third party has been reduced to zero and all activity for the periods presented has been reflected in the loss from discontinued operations.

Income tax expense. Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Loss from discontinued operations. In connection with the plan of disposal of Green Diesel’s biodiesel development plant, we have determined that the carrying value of the underlying plant asset group exceeded its fair value. Consequently, the Company recorded an impairment loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in loss on discontinued operations, net of tax, reflected during the three and six months ended February 29, 2008.

Non-GAAP Financial Measures

The body of U.S. generally accepted accounting principles is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted under applicable GAAP guidance. In this report on Form 10-Q, we disclose revenues, net of cost of commodities sold, and earnings before interest, taxes, depreciation and amortization and losses from discontinued operations, net of applicable taxes (“EBITDA”), both of which are non-GAAP financial measures. Revenues, net of cost of commodities sold, is not a substitute for the GAAP measure of total revenues. EBITDA is not a substitute for the GAAP measure of net income.

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended		Six Months Ended
	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008
	(in thousands)
Revenues:
Commissions and clearing fees	$33,353	$46,068	$66,256	$85,450
Service, consulting and brokerage fees	9,314	23,728	18,409	40,002
Interest	10,729	18,858	19,127	32,239
Other	1,013	2,038	1,534	6,635
Sales of commodities	349,098	1,350	797,886	1,350

Total revenues	403,507	92,042	903,212	165,676
Less: Cost of commodities sold	343,350	830	785,678	830

Revenues, net of cost of commodities sold	$60,157	$91,212	$117,534	$164,846

EBITDA

EBITDA consists of net income before interest expense, income tax expense, depreciation and amortization and loss on discontinued operations, net of applicable taxes. We have included EBITDA in this report on Form 10-Q because our management uses it as an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. Our management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of net income or cash flows and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented by us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, income tax expense, depreciation and amortization and losses on discontinued operations, net of tax.

The following table reconciles EBITDA with our net income.

	Three Months Ended		Six Months Ended
	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008
	(in thousands)
Net income:	$6,920	$12,116	$13,234	$25,201
Plus: interest expense	4,251	1,809	6,490	3,010
Plus: depreciation and amortization	443	376	879	732
Plus: income tax expense	4,125	10,700	7,925	18,650
Plus: loss on discontinued operations, net of tax	59	5,673	88	5,719

EBITDA	$15,798	$30,674	$28,616	$53,312

Results of Operations

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

Executive Summary

Net income increased $5.2 million, or 75.1%, from $6.9 million in the three months ended February 28, 2007, to $12.1 million in the three months ended February 29, 2008 and included losses from discontinued operations, net of tax, of $0.1 million and $5.7 million in such three month periods, respectively.

Net income from continuing operations increased $10.8 million, or 154.3%, from $7.0 million in the three months ended February 28, 2007, to $17.8 million in the three months ended February 29, 2008. This increase was primarily driven by significant increases in exchange-traded and OTC contract trading volumes from new and existing customers. During the period, exchange-traded contract volume increased by 14.3 million contracts, or 110.9%, from 12.9 million in the three months ended February 28, 2007, to 27.2 million in the three months ended February 29, 2008. The exchange-traded contract volume and related commission revenue increases in the C&RM segment continued to be affected by ongoing volatility in the grain markets. In the Clearing and Execution Services segment, we continue to show significant increases in contract volume as we gained a considerable amount of high-volume electronic trades from several large customers continuing from the fourth quarter of fiscal 2007. OTC contract trading volume also increased by approximately 209,000 contracts, or 130.0%, from approximately 161,000 in the three months ended February 28, 2007, to approximately 370,000 in the three months ended February 29, 2008. The growth in OTC contract trading volume was primarily due to growth in our renewable fuels and Latin America\Brazilian businesses. Additionally, the increase in net income from continuing operations has been impacted by significantly larger investable customer segregated and OTC funds, despite the decline in short-term interest rates. During the three month period ended February 29, 2008, we recognized $4.4 million in unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates, and reported as interest income.

During the three months ended February 29, 2008, the Company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In connection with the plan of disposal, we have determined that the carrying value of the underlying plant asset exceeded its fair value. Consequently, the Company recorded an impairment loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in loss on discontinued operations, net of tax, reflected during the three months ended February 29, 2008.

Also, as a result of our sale of our controlling interest in FGDI on June 1, 2007, we no longer include the assets, liabilities, revenues and expenses of FGDI in our consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded using the equity method, as a component of other revenues within the Corporate and Other segment. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the second quarter of fiscal 2007 related to FGDI were $339.5 million and $333.8 million, respectively.

The following chart provides a comparison of revenues, costs and expenses, and net income for the periods:

	Three Months Ended February 28, 2007		Three Months Ended February 29, 2008		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$349,098	N/M	$1,350	N/M	$(347,748)	(99.6)%
Cost of commodities sold	343,350	N/M	830	N/M	(342,520)	(99.8)%

Gross profit on commodities sold	5,748	9.6%	520	0.6%	(5,228)	(91.0)%
Commissions and clearing fees	33,353	55.4%	46,068	50.5%	12,715	38.1%
Service, consulting and brokerage fees	9,314	15.5%	23,728	26.0%	14,414	154.8%
Interest	10,729	17.8%	18,858	20.7%	8,129	75.8%
Other	1,013	1.7%	2,038	2.2%	1,025	101.2%

Revenue, net of cost of commodities sold (1)	60,157	100.0%	91,212	100.0%	31,055	51.6%

Costs and expenses
Employee compensation and broker commissions	11,364	18.9%	15,197	16.7%	3,833	33.7%
Pit brokerage and clearing fees	14,678	24.4%	25,392	27.8%	10,714	73.0%
Introducing broker commissions	9,007	15.0%	8,747	9.6%	(260)	(2.9)%
Employee benefits and payroll taxes	2,722	4.5%	2,913	3.2%	191	7.0%
Interest expense	4,251	7.1%	1,809	2.0%	(2,442)	(57.4)%
Depreciation	443	0.7%	376	0.4%	(67)	(15.1)%
Bad debt expense	120	0.2%	109	0.1%	(11)	(9.2)%
Other expenses	6,366	10.6%	8,180	9.0%	1,814	28.5%

Total costs and expenses (excluding cost of commodities sold)	48,951	81.4%	62,723	68.8%	13,772	28.1%

Income from continuing operations before income tax expense and minority interest	11,206	18.6%	28,489	31.2%	17,283	154.2%
Minority interest	102	0.1%	—	0.0%	(102)	N/M

	Three Months Ended February 28, 2007		Three Months Ended February 29, 2008		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Income from continuing operations before income tax expense	11,104	18.5%	28,489	31.2%	17,385	156.6%
Income tax expense	4,125	6.9%	10,700	11.7%	6,575	159.4%

Net income from continuing operations	6,979	11.6%	17,789	19.5%	10,810	154.9%
Loss from discontinued operations, net of tax	59	0.1%	5,673	6.2%	5,614	N/M

Net income	$6,920	11.5%	$12,116	13.3%	$5,196	75.1%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $31.0 million, or 51.6%, from $60.2 million in the three months ended February 28, 2007, to $91.2 million in the three months ended February 29, 2008.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $347.7 million, or 99.6%, from $349.1 million in the three months ended February 28, 2007, to $1.4 million in the three months ended February 29, 2008. Cost of commodities sold decreased $342.6 million, or 99.8%, from $343.4 million in the three months ended February 28, 2007, to $0.8 million in the three months ended February 29, 2008. The decrease in sales and cost of commodities sold is primarily due to the fact that beginning in the fourth quarter of fiscal 2007, we no longer include the financial statements of FGDI in our consolidated financial statements. Remaining sales and costs of commodities sold relate to CCX carbon financial instruments purchased and sold through FCStone Carbon, LLC’s operations, which are included in the C&RM operating segment.

Gross profit on commodities sold decreased $5.2 million from $5.7 million in the three months ended February 28, 2007, to $0.5 million in the three months ended February 29, 2008, primarily as a result of FGDI’s operations no longer being included in the consolidated statement of operations in 2008.

Commissions and Clearing Fees. Commissions and clearing fees increased $12.7 million, or 38.1%, from $33.4 million in the three months ended February 28, 2007, to $46.1 million in the three months ended February 29, 2008. The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the three months ended February 28, 2007 and February 29, 2008.

	Three Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$28,990	$43,440
Commissions and clearing fees – Forex trades	4,363	2,628

Total commissions and clearing fees	$33,353	$46,068

Exchange contract trade volume (in millions)	12.9	27.2

Overall exchange-traded total volume increased by 14.3 million, or 110.9%, from 12.9 million contracts in the three months ended February 28, 2007, to 27.2 million contracts in the three months ended February 29, 2008. This increase was primarily related to an increased amount of high-volume, low-margin electronic trades from several large customers, which provide incremental profit. Commissions and fees related to forex trades decreased by approximately $1.7 million, primarily as a result of a decline in customer trading activity.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $14.4 million, or 154.8%, from $9.3 million in the three months ended February 28, 2007, to $23.7 million in the three months ended February 29, 2008. This increase was primarily due to an increase in OTC contract volume from our energy, renewable fuels, Latin American/Brazilian and Chinese customers. The following table sets forth our OTC contract volume for the three months ended February 28, 2007 and February 29, 2008.

	Three Months Ended
	February 28, 2007	February 29, 2008
OTC contract volume	160,839	370,337

OTC contract volume increased approximately 209,000, or 130.0%, in the three months ended February 29, 2008, compared to the three months ended February 28, 2007.

Interest Income. Interest income increased $8.2 million, or 75.8%, from $10.7 million in the three months ended February 28, 2007, to $18.9 million in the three months ended February 29, 2008. The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the three months ended February 28, 2007 and February 29, 2008.

	Three Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Customer segregated assets, end of period	$861,780	$1,452,861
90-day Treasury bill average rates for period	5.06%	2.73%

The increase was primarily due to the significant increase in investable customer segregated and OTC funds and interest rate hedge instruments put into place during the second quarter of fiscal 2008, partially offset by the decline in short-term interest rates and decreased activity in the commodity inventory financing program. During the three month period ended February 29, 2008, we recognized $4.4 million in unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates, and reported as interest income.

Other Revenues. Other revenues increased by $1.0 million from $1.0 million in the three months ended February 28, 2007, to $2.0 million in the three months ended February 29, 2008. The increase was primarily the result of several natural gas financing transactions with a customer, in which we act as an agent and received a contracted percentage share of the transaction profit within our Financial Services segment. Additionally, income from equity investments increased by $0.6 million, primarily resulting from our remaining equity interest in FGDI.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $3.8 million, or 33.7%, from $11.4 million in the three months ended February 28, 2007, to $15.2 million in the three months ended February 29, 2008. The expense increase was primarily a result of volume-related increased broker commissions driven by higher exchange-contract commissions and OTC revenues in the C&RM segment, offset by employee compensation of FGDI no longer being consolidated. Excluding FGDI’s employee compensation and broker commissions in the three months ended February 28, 2007, employee compensation and broker commission increased $5.5 million.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $10.7 million, or 73.0% from $14.7 million in the three months ended February 28, 2007, to $25.4 million in the three months ended February 29, 2008. This increase was entirely related to increased volumes of exchange-traded contracts.

Introducing Broker Commissions. Introducing broker commissions decreased $0.3 million, or 2.9%, from $9.0 million in the three months ended February 28, 2007, to $8.7 million in the three months ended February 29, 2008. The decrease was entirely related to the decrease in Forex trades in the C&RM segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.2 million, or 7.0%, from $2.7 million in the three months ended February 28, 2007, to $2.9 million in the three months ended February 29, 2008. This increase was primarily related to the additional payroll taxes from increased employee compensation and broker commissions.

Interest. Interest expense decreased $2.5 million, or 57.5%, from $4.3 million in the three months ended February 28, 2007, to $1.8 million in the three months ended February 29, 2008. This decrease was due partially to the fact that we no longer consolidate the financial statements of FGDI, which utilized lines of credit extensively. Excluding FGDI’s interest expense for the three months ended February 28, 2007, interest expense decreased $1.3 million due to lower short-term rates, a decrease in activity in the commodity inventory financing programs and the significant reduction in the amount of subordinated debt borrowings outstanding after our initial public offering in March 2007.

Depreciation. Depreciation decreased $67,000, or 15.1%, from $443,000 in the three months ended February 28, 2007, to $376,000 in the three months ended February 29, 2008. This decrease was primarily due to the fact that we no longer consolidate the financial statements of FGDI, which carried a significant amount of fixed assets related to equipment and grain storage facilities. Excluding FGDI’s depreciation for the three months ended February 28, 2007, depreciation increased $118,000.

Bad Debt Expense. Bad debt expense decreased $11,000, from $120,000 in the three months ended February 28, 2007, to $109,000 in the three months ended February 29, 2008.

Other Expenses. Other expenses increased $1.8 million, or 25.5% from $6.4 million in the three months ended February 28, 2007, to $8.2 million in the three months ended February 29, 2008. Excluding FGDI’s other expenses for the three months ended February 28, 2007, other expenses increased $2.5 million. This increase is primarily due to increases in various professional fees in support of the business, insurance premiums and volume based data processing transaction fees.

Income Tax Expense. Our provision for income taxes increased $6.6 million from $4.1 million in the three months ended February 28, 2007, to $10.7 million in the three months ended February 29, 2008. The increase was due primarily to higher profitability. Our effective income tax rate was 37.1% in the three months ended February 28, 2007 and 37.6% for the three months ended February 29, 2008.

Operations by Segment

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007.

Our reportable operating segments consist of C&RM, Clearing and Execution Services and Financial Services. Revenues, expenses and equity earnings from equity affiliates that are not easily identified with one of our three operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interests and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the Consolidated Statements of Operations is included in Note 10 to the consolidated financial statements.

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

The segment results that follow present the segment information from continuing operations, and exclude Green Diesel’s operating results. All historical information in the table has been restated to conform to this presentation.

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from five primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, (4) risk management service and consulting fees, and (5) fuel sales. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the three months ended February 29, 2008, this segment represented approximately 71% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Sales of commodities	$—	$1,350
Cost of commodities sold	—	830

Gross profit on commodities sold	—	520
Commissions and clearing fees	13,021	14,420
Service, consulting and brokerage fees	9,458	23,857
Interest	4,742	7,532
Other	51	166

Revenues, net of cost of commodities sold	27,272	46,495
Costs and expenses:
Expenses (excluding interest expense)	18,051	24,677
Interest expense	68	54

Total costs and expenses (excluding cost of commodities sold)	18,119	24,731

Segment income before minority interest and income taxes	$9,153	$21,764

Sales of commodities and cost of commodities sold were $1.4 million and $0.8 million, respectively, in the three months ended February 29, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.5 million in gross profit for the three month period ended February 29, 2008. There was no such activity during the three months ended February 28, 2007.

Commissions and clearing fee revenues increased $1.4 million, or 10.8%, from $13.0 million in the three months ended February 28, 2007, to $14.4 million in the three months ended February 29, 2008. This increase in commissions and clearing fees was primarily due to a 0.2 million contract, or 28.6%, increase in trading volume for exchange-traded contracts, from 0.7 million contracts in the three months ended February 28, 2007, to 0.9 million contracts in the three months ended February 29, 2008 despite a slight decline in the average rate per trade and a decrease in Forex trade commissions. Service, consulting and brokerage fees increased $14.4 million, or 151.6%, from $9.5 million in the three months ended February 28, 2007, to $23.9 million in the three months ended February 29, 2008. This increase was primarily due to a significant increase in OTC contract volume from energy, renewable fuels, Latin America/Brazilian and Chinese customers. Interest income increased $2.8 million, or 59.6%, from $4.7 million in the three months ended February 28, 2007, to $7.5 million in the three months ended February 29, 2008, which was due primarily to the increase in investable customer segregated and OTC funds and interest rate hedge instruments put into place during the second quarter of fiscal 2008, partially offset by lower short-term interest rates. During the three month period ended February 29, 2008, we recognized unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates.

As a result of the above, revenues, net of cost of commodities sold, increased $19.2 million, or 70.3%, from $27.3 million in the three months ended February 28, 2007, to $46.5 million in the three months ended February 29, 2008.

Expenses, excluding interest expense, increased $6.6 million, or 36.5%, from $18.1 million in the three months ended February 28, 2007, to $24.7 million in the three months ended February 29, 2008. The expense increase was primarily related to the large OTC volume and revenue increase and included a $5.2 million increase in employee compensation and broker commissions and related benefits, a $0.2 million increase in pit brokerage and clearing fees, a $0.3 million increase in bad debt expense and a $1.8 million increase in other expenses, including professional fees, travel expenses and insurance. Offsetting these increases was a $0.9 million decrease in introducing broker commissions, which resulted primarily from a decrease in Forex trades during the quarter.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the three months ended February 29, 2008, this segment represented approximately 28% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	20,509	31,984
Service, consulting and brokerage fees	—	—
Interest	3,654	8,964
Other	100	—

Revenues, net of cost of commodities sold	24,263	40,948
Costs and expenses:
Expenses (excluding interest expense)	20,506	32,272
Interest expense	326	20

Total costs and expenses (excluding cost of commodities sold)	20,832	32,292

Segment income before minority interest and income taxes	$3,431	$8,656

Commissions and clearing fees increased $11.5 million, or 56.1%, from $20.5 million in the three months ended February 28, 2007, to $32.0 million in the three months ended February 29, 2008. This increase was the result of increased trading volume due to energy, metals and soft commodities (coffee, sugar and cocoa) price volatility. Contract trading volume increased 14.0 million contracts, or 113.8%, from 12.3 million contracts in the three months ended February 28, 2007, to 26.3 million contracts in the three months ended February 29, 2008. We continue to show significant increases in contract volume as we gained a large amount of high-volume, low margin electronic trades from several large customers during the fourth quarter of fiscal 2007, which provides incremental profit. The average rate received per contract decreased as a result of the infusion of these additional lower margin electronic trades. Interest income increased $5.3 million, or 143.2%, from $3.7 million in the three months ended February 28, 2007, to $9.0 million in the three months ended February 29, 2008, primarily due to increased investable customer segregated funds and interest rate hedge instruments put into place during the second quarter of fiscal 2008, offset by lower short-term interest rates. During the three month period ended February 29, 2008, we recognized unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates.

Expenses, excluding interest expense, increased $11.8 million, or 57.6%, from $20.5 million in the three months ended February 28, 2007, to $32.3 million in the three months ended February 29, 2008. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $10.8 million and introducing broker commissions of $0.8 million. Interest expense decreased approximately $300,000, from $326,000 in the three months ended February 28, 2007, to $20,000 in the three months ended February 29, 2008, primarily due to the significant reduction in the amount of subordinated debt borrowings outstanding after our initial public offering.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted share of the profit. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the three months ended February 29, 2008, this segment represented 1% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Three Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Sales of commodities	$9,599	$—
Cost of commodities sold	9,539	—

Gross profit on commodities sold	60	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	2,971	2,318
Other	360	1,184

Revenue, net cost of commodities sold	3,391	3,502
Costs and expenses:
Expenses (excluding interest expense)	546	1,255
Interest expense	2,426	1,776

Total costs and expenses (excluding cost of commodities sold)	2,972	3,031

Segment income before minority interest and income taxes	$419	$471

We occasionally participate in financing transactions where we act as a principal, which requires us to record the gross amount of revenue and costs from commodity sales, In the three months ended February 28, 2007, there were sales of commodities and cost of commodities sold of $9.6 million and $9.5 million, generating gross profit of $0.1 million. There was no such activity during the three months ended February 29, 2008.

Interest income decreased $0.7 million, or 23.3%, from $3.0 million in the three months ended February 28, 2007, to $2.3 million in the three months ended February 29, 2008. This decrease resulted from a combination of decreased activity in the grain inventory financing program and lower short-term interest rates. Other income, primarily comprised of railcar sublease income, transactional financing income and patronage income, increased $0.8 million, from $0.4 million in the three months ended February 28, 2007, to $1.2 million in the three months ended February 29, 2008. This increase is primarily due to several profitable commodity financing transactions in which we acted as an agent and received a contracted profit-share percentage of the overall transaction profit.

Expenses, excluding interest expense, increased $0.8 million from $0.5 million in the three months ended February 28, 2007, to $1.3 million in the three months ended February 29, 2008, primarily resulting from a $0.6 million charge to bad debt expense to reserve for interest and management fees due from Green Diesel. Interest expense decreased $0.6 million, or 25.0%, from $2.4 million in the three months ended February 28, 2007, to $1.8 million in the three months ended February 29, 2008. The decrease in interest expense also resulted from the combination of decreased activity in the grain inventory financing program and lower short-term interest rates.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds, overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance, income and expenses incurred developing Agora-X, a newly-created subsidiary formed to develop an electronic communications network for OTC commodity contracts.

The Corporate and Other segment generated insignificant amounts of revenue during the three months ended February 28, 2007. Revenues for the three months ended February 29, 2008 includes $0.6 million for the equity interest in the earnings of FGDI for the three month period ended February 29, 2008. Our consolidated financial statements included the accounts of FGDI on a consolidated basis for the three months ended February 28, 2007, as we previously held a majority interest in FGDI until the sale of the majority interest on June 1, 2007.

Corporate net expenses for the three months ended February 28, 2007, and February 29, 2008, excluding losses on discontinued operations of Green Diesel discussed previously, were $2.2 million and $3.4 million, respectively. The primary reasons for the increase were additional non-broker-related employee compensation, insurance and professional fees, partially offset by the additional revenue from equity investments and investment interest.

Six Months Ended February 29, 2008 Compared to Six Months Ended February 28, 2007

Executive Summary

Net income increased $12.0 million, or 90.4%, from $13.2 million in the six months ended February 28, 2007, to $25.2 million in the six months ended February 29, 2008, and included losses from discontinued operations, net of tax, of $0.1 million and $5.7 million in such six month periods, respectively.

Net income from continuing operations increased $17.6 million, or 132.1%, from $13.3 million in the six months ended February 28, 2007, to $30.9 million in the six months ended February 29, 2008. This increase was primarily driven by significant increases in exchange-traded and OTC contract trading volumes from new and existing customers. During the period, exchange-traded contract volume increased by 24.2 million contracts, or 92.0%, from 26.3 million in the six months ended February 28, 2007, to 50.5 million in the six months ended February 29, 2008. The exchange-traded contract volume and related commission revenue increases in the C&RM segment continued to be affected by ongoing volatility in the grain markets. In the Clearing and Execution Services segment, we show a significant increase in contract volume, as we gained a considerable amount of high-volume electronic trades from several large customers continuing from the fourth quarter of fiscal 2007. OTC contract trading volume also increased by approximately 386,000 contracts, or 135.0%, from approximately 286,000 in the six months ended February 28, 2007, to approximately 672,000 in the six months ended February 29, 2008. The growth in OTC contract trading volume was primarily due to our continued growth in our renewable fuels and Latin America\Brazilian businesses. Additionally, the increase in net income from continuing operations has been impacted by higher interest income generated by significantly larger investable customer segregated and OTC funds, despite declining short-term interest rates. During the six month period ended February 29, 2008, we recognized $4.9 million in unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates.

During the three months ended February 29, 2008, the Company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In connection with the plan of disposal, we have determined that the carrying value of the underlying plant asset exceeded its fair value. Consequently, the

Company recorded an impairment loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in loss on discontinued operations, net of tax, reflected during the six months ended February 29, 2008.

As a result of our sale of our controlling interest in FGDI on June 1, 2007, we no longer include the assets, liabilities, revenues and expenses of FGDI in our consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded under the equity method as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the six month period ended February 28, 2007 related to FGDI were $779.2 million and $767.1 million, respectively.

The following chart provides revenues, costs and expenses, and net income for the period comparison.

	Six Months Ended February 29, 2007		Six Months Ended February 29, 2008		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$797,886	N/M	$1,350	N/M	$(796,536)	(99.8)%
Cost of commodities sold	785,678	N/M	830	N/M	(784,848)	(99.9)%

Gross profit on commodities sold	12,208	10.4%	520	0.3%	(11,688)	(95.7)%
Commissions and clearing fees	66,256	56.4%	85,450	51.8%	19,194	29.0%
Service, consulting and brokerage fees	18,409	15.7%	40,002	24.3%	21,593	117.3%
Interest	19,127	16.2%	32,239	19.6%	13,112	68.6%
Other revenues	1,534	1.3%	6,635	4.0%	5,101	332.5%

Revenues, net of cost of commodities sold (1)	117,534	100.0%	164,846	100.0%	47,312	40.3%

Costs and expenses
Employee compensation and broker commissions	23,155	19.7%	28,444	17.3%	5,289	22.8%
Pit brokerage and clearing fees	29,542	25.1%	46,177	28.0%	16,635	56.3%
Introducing broker commissions	16,376	13.9%	16,075	9.8%	(301)	(1.8)%
Employee benefits and payroll taxes	5,369	4.6%	5,930	3.6%	561	10.5%
Interest expense	6,490	5.5%	3,010	1.8%	(3,480)	(53.6)%
Depreciation and amortization	879	0.8%	732	0.4%	(147)	(16.7)%
Bad debt expense	1,540	1.3%	184	0.1%	(1,356)	(88.1)%
Other expenses	12,498	10.6%	14,724	8.9%	2,226	17.8%

Total costs and expenses (excluding cost of commodities sold)	95,849	81.5%	115,276	69.9%	19,427	20.3%

Income from continuing operations before income tax expense and minority interest	21,685	18.5%	49,570	30.1%	27,885	129.0%
Minority interest	438	0.5%	—	0.0%	(438)	N/M

Income from continuing operations before income tax expense	21,247	18.0%	49,570	30.1%	28,323	133.3%
Income tax expense	7,925	6.7%	18,650	11.3%	10,725	135.3%

Net income from continuing operations	$13,322	11.3%	$30,920	18.8%	$17,598	132.1%

Loss from discontinued operations, net of tax	88	0.1%	5,719	3.5%	5,631	N/M

Net income	$13,234	11.2%	25,201	15.3%	11,967	90.4%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $47.3 million, or 40.3%, from $117.5 million in the six months ended February 28, 2007, to $164.8 million in the six months ended February 29, 2008.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $796.5 million, or 99.8%, from $797.9 million in the six months ended February 28, 2007, to $1.4 million in the six months ended February 29, 2008. Cost of commodities sold decreased $784.8 million, or 99.9%, from $785.7 million in the six months ended February 28, 2007, to $0.8 million in the six months ended February 29, 2008. The decrease in sales and cost of commodities sold is due to the fact that beginning in the fourth quarter of fiscal 2007, we no longer include the financial statements of FGDI in our consolidated financial statements. Remaining sales and costs of commodities sold relate to the purchase and sale of CCX carbon financial instruments.

Gross profit on commodities sold decreased $11.7 million from $12.2 million in the six months ended February 28, 2007, to $0.5 million in the six months ended February 29, 2008, primarily as a result of FGDI’s operations no longer being included in the consolidating statement of operations in 2008.

Commissions and Clearing Fees. Commissions and clearing fees increased $19.2 million, or 29.0%, from $66.3 million in the six months ended February 28, 2007, to $85.5 million in the six months ended February 29, 2008. The increase was due to higher trading volume, which increased by 24.2 million exchange-traded contracts, or 92.0%, from 26.3 million contracts in the six months ended February 28, 2007, to 50.5 million contracts in the six months ended February 29, 2008. Offsetting this increase was a decrease in Forex trades of approximately $1.3 million.

	Six Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$61,051	$81,554
Commissions and clearing fees – Forex trades	5,205	3,896

Total commissions and clearing fees	$66,256	$85,450

Exchange contract trade volume (in millions)	26.3	50.5

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $21.6 million, or 117.3%, from $18.4 million in the six months ended February 28, 2007, to $40.0 million in the six months ended February 29, 2008. The revenue increase resulted primarily from an increase in OTC contract volume from our energy, renewable fuels, grain risk management and Latin America and China customers. The following table sets forth our OTC contract volume for the six months ended February 28, 2007 and February 29, 2008.

	Six Months Ended
	February 28, 2007	February 29, 2008
OTC contract volume	286,244	671,595

OTC contract volume increased approximately 386,000, or 135.0%, from approximately 286,000 contracts in the six months ended February 28, 2007, to approximately 672,000 contracts in the six months ended February 29, 2008.

Interest Income. Interest income increased $13.1 million, or 68.6%, from $19.1 million in the six months ended February 28, 2007, to $32.2 million in the six months ended February 29, 2008. The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the six months ended February 28, 2007 and February 29, 2008.

	Six Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Customer segregated assets, end of period	$861,780	$1,452,861
90-day Treasury bill average rates for period	5.02%	3.15%

The increase was primarily due to the significant increase in investable customer segregated and OTC funds and interest rate hedge instruments put into place during fiscal 2008, partially offset by the decline in short-term interest rates and decreased activity in the commodity inventory financing program. During the six month period ended February 29, 2008, we recognized $4.9 million in unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates.

Other Revenues. Other revenues increased by $5.1 million, or 332.5%, from $1.5 million in the six months ended February 28, 2007, to $6.6 million in the six months ended February 29, 2008. The increase was primarily the result of several non-recurring items, including a $2.4 million gain on the sale of excess CME Group, Inc. stock and a $0.5 million gain on the sale of Chicago Board Options Exchange trading rights. Additionally, income from equity investments increased by $1.9 million, primarily resulting from our remaining equity interest in FGDI.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $5.2 million, or 22.8%, from $23.2 million in the six months ended February 28, 2007, to $28.4 million in the six months ended February 29, 2008. This increase was primarily a result of a volume-related increase in broker commissions due to the higher revenues in our C&RM segment, and higher executive and staff incentive compensation due to higher net income. Excluding FGDI’s employee compensation and broker commissions in the six months ended February 28, 2007, employee compensation and broker commission increased $8.7 million.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $16.7 million, or 56.3% from $29.5 million in the six months ended February 28, 2007, to $46.2 million in the six months ended February 29, 2008. This increase was entirely related to increased volumes of exchange traded contracts.

Introducing Broker Commissions. Introducing broker commissions decreased $0.3 million, or 1.8%, from $16.4 million in the six months ended February 28, 2007, to $16.1 million in the six months ended February 29, 2008. The decrease was entirely related to the decrease in Forex trades in the C&RM segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $0.5 million, or 10.5%, from $5.4 million in the six months ended February 28, 2007, to $5.9 million in the six months ended February 29, 2008. This increase was primarily related to the higher employee compensation and broker commissions.

Interest. Interest expense decreased $3.5 million, or 53.6%, from $6.5 million in the six months ended February 28, 2007, to $3.0 million in the six months ended February 29, 2008. This decrease was due partially to the fact that we no longer consolidate the financial statements of FGDI, which utilized lines of credit extensively. Excluding FGDI’s interest expense for the six months ended February 28, 2007, interest expense decreased only $1.5 million due to decreased activity and lower short-term borrowing rates in the commodity inventory financing program.

Depreciation. Depreciation decreased $147,000, or 16.7%, from $879,000 in the six months ended February 28, 2007, to $732,000 in the six months ended February 29, 2008. This decrease was due to the fact that we no longer consolidate the financial statements of FGDI, which carried a significant amount of fixed assets related to equipment and grain storage facitilities. Excluding FGDI’s depreciation for the six months ended February 28, 2007, depreciation would have increased $222,000.

Bad Debt Expense. Bad debt expense decreased $1.3 million, or 88.1%, from $1.5 million in the six months ended February 28, 2007, to $0.2 million in the six months ended February 29, 2008. For the six months ended February 28, 2007, $1.3 million of bad debt expense was primarily a result of losses recorded for failure of a commodity pool limited partnership to meet margin requirements.

Other Expenses. Other expenses increased $2.2 million, or 17.8%, from $12.5 million in the six months ended February 28, 2007, to $14.7 million in the six months ended February 29, 2008. Excluding FGDI’s other expenses for the six months ended February 28, 2007, other expenses would have increased $5.1 million. This additional expense was primarily due to increases in professional fees, insurance and technology to support our business.

Income Tax Expense. Our provision for income taxes increased $10.8 million, from $7.9 million in the six months ended February 28, 2007, to $18.7 million in the six months ended February 29, 2008. The increase was primarily due to higher profitability. Our effective income tax rate was nearly constant at 37.3% in the six months ended February 28, 2007 and 37.6% for the six months ended February 29, 2008.

Operations by Segment

Six Months Ended February 29, 2008 Compared to Six Months Ended February 28, 2007.

Commodity and Risk Management Services

In the six months ended February 29, 2008, this segment represented approximately 73% of our consolidated income before minority interest, income tax and corporate overhead. The following table provides the financial performance for this segment.

	Six Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Sales of commodities	$2,542	$1,350
Cost of commodities sold	2,460	830

Gross profit on commodities sold	82	520
Commissions and clearing fees	25,939	26,317
Service, consulting and brokerage fees	18,675	40,207
Interest	8,388	13,648
Other	106	3,079

Revenues, net of cost of commodities sold	53,190	83,771
Costs and expenses:
Expenses (excluding interest expense)	36,276	44,787
Interest expense	197	57

Total costs and expenses (excluding cost of commodities sold)	36,473	44,844

Segment income before minority interest and income taxes	$16,717	$38,927

Sales of commodities decreased $1.1 million, or 44.0%, from $2.5 million in the six months ended February 28, 2007, to $1.4 million in the six months ended February 29, 2008. The cost of commodities sold decreased $1.7 million, or 68.0%, from $2.5 million in the six months ended February 28, 2007, to $0.8 million in the six months ended February 29, 2008. The sales and cost of commodities sold during the six month period ended February 28, 2007 reflect our participation as a principal in back-to-back ethanol transactions, and generated $82,000 in gross profit. There was no such activity during the six months ended February 29, 2008. The sales and cost of commodities sold during the six month period ended February 29, 2008 reflect the purchase and sale of carbon credit financial instruments, and generated $520,000 in gross profit.

Commissions and clearing fee revenues increased $0.4 million, or 1.5%, from $25.9 million in the six months ended February 28, 2007, to $26.3 million in the six months ended February 29, 2008. This increase in commissions and clearing fees was primarily due to significant grain market price rally, which resulted in a 0.1 million contract, or 6.7%, increase in trading volume for exchange-traded contracts, from 1.5 million contracts in the six months ended February 28, 2007, to 1.6 million contracts in the six months ended February 29, 2008. Offsetting this increase in trading volume was a decrease in Forex trade commissions, of $1.2 million, and a slight decline in the average rate per trade. Service, consulting and brokerage fees increased $21.5 million, or 115.0%, from $18.7 million in the six months ended February 28, 2007, to $40.2 million in the six months ended February 29, 2008. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the six months ended February 29, 2008. Interest income increased $5.2 million, or 61.9%, from $8.4 million in the six months ended February 28, 2007, to $13.6 million in the six months ended February 29, 2008, which was due to a significant increase in investable customer segregated and OTC funds and interest rate hedge instruments put into place during fiscal 2008. During the six month period ended February 29, 2008, we recognized unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates.

Revenues, net of cost of commodities sold, increased $30.6 million, or 57.5%, from $53.2 million in the six months ended February 28, 2007, to $83.8 million in the six months ended February 29, 2008.

Expenses, excluding interest expense, increased $8.5 million, or 23.4%, from $36.3 million in the six months ended February 28, 2007, to $44.8 million in the six months ended February 29, 2008. The expense increase was primarily related to the large volume and revenue increase and included a $8.7 million increase in employee compensation and broker commissions and related benefits, partially offset by a $1.4 million decrease in introducing broker commissions, primarily related to the decrease in Forex trades.

Clearing and Execution Services

In the six months ended February 29, 2008, this segment represented approximately 26% of our consolidated income before minority interest, income tax and corporate overhead. The following table provides the financial performance for this segment.

	Six Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	40,699	59,652
Service, consulting and brokerage fees	—	—
Interest	7,485	14,334
Other	100	—

Revenues, net of cost of commodities sold	48,284	73,986
Costs and expenses:
Expenses (excluding interest expense)	40,780	60,133
Interest expense	464	41

Total costs and expenses (excluding cost of commodities sold)	41,244	60,174

Segment income before minority interest and income taxes	$7,040	$13,812

Commissions and clearing fees increased $19.0 million, or 46.7%, from $40.7 million in the six months ended February 28, 2007, to $59.7 million in the six months ended February 29, 2008. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Contract trading volume increased 24.1 million contracts, or 97.2%, from 24.8 million contracts in the six months ended February 28, 2007, to 48.9 million contracts in the six months ended February 29, 2008. We continue to show significant increases in contract volume as we gained a large amount of high-volume, low margin electronic trades from several large customers during the fourth quarter of fiscal 2007, which provides incremental profit. The average rate received per contract decreased as a result of the infusion of these additional lower margin electronic trades. Interest income increased $6.8 million, or 90.7%, from $7.5 million in the six months ended February 28, 2007, to $14.3 million in the six months ended February 29, 2008, primarily due to increased investable customer segregated funds and interest rate hedge instruments put into place during fiscal 2008, offset by lower short-term interest rates. During the six month period ended February 29, 2008, we recognized unrealized gains in earnings on the mark to market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in interest rates. The six months ended February 28, 2007 had other revenue of $100,000 related to the realized gain on the conversion of an exchange membership seat to common stock.

Expenses, excluding interest expense, increased $19.3 million, or 47.3%, from $40.8 million in the six months ended February 28, 2007, to $60.1 million in the six months ended February 29, 2008. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $17.1 million, introducing broker commissions of $1.2 million as well as related increased volume based data processing transaction fees. Interest expense decreased $423,000, from $464,000 in the six months ended February 28, 2007, to $41,000 in the six months ended February 29, 2008, primarily due to the significant reduction in the amount of subordinated debt borrowings outstanding after our initial public offering.

Financial Services

In the six months ended February 29, 2008, this segment represented 1% of our consolidated income before minority interest, income tax and corporate overhead. The following table provides the financial performance of this segment.

	Six Months Ended
	February 28, 2007	February 29, 2008
	(in thousands)
Sales of commodities	$16,157	$—
Cost of commodities sold	16,069	—

Gross profit on commodities sold	88	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	4,158	3,900
Other	682	1,566

Revenue, net cost of commodities sold	4,928	5,466
Costs and expenses:
Expenses (excluding interest expense)	1,079	1,904
Interest expense	3,402	3,035

Total costs and expenses (excluding cost of commodities sold)	4,481	4,939

Segment income before minority interest and income taxes	$447	$527

The sale of commodities and cost of commodities sold were $16.2 million and $16.1 million, respectively, in the six months ended February 28, 2007. These sales and cost of commodities sold generated gross profit of $88,000 and relate to several financing transactions during the six months ended February 28, 2007, that we entered into as a principal, which requires us to record the gross amount of revenue and costs from commodity sales. There were no such financing transactions during the six months ended February 29, 2008.

Interest income decreased $0.3 million, or 7.1%, from $4.2 million in the six months ended February 28, 2007, to $3.9 million in the six months ended February 29, 2008. This decrease resulted from decreased activity in the grain inventory financing program and lower short-term interest rates. Other income increased $0.9 million, from $0.7 million in the six months ended February 28, 2007, to $1.6 million in the six months ended February 29, 2008. This increase is primarily due to several profitable commodity financing transactions in which we acted as an agent and received a contracted profit-share percentage of the overall transaction profit.

Expenses, excluding interest expense, increased $0.8 million, from $1.1 million in the six months ended February 28, 2007, to $1.9 million in the six months ended February 29, 2008. The increase is primarily a result of a $0.6 million charge to bad debt expense to reserve for interest and management fees due from Green Diesel. Interest expense decreased $0.4 million, or 11.8%, from $3.4 million in the six months ended February 28, 2007, to $3.0 million in the six months ended February 29, 2008. The decrease in interest expense resulted from reduced borrowings related to the decreased activity in the grain inventory financing program and lower short-term interest rates.

Corporate and Other

The Corporate and Other segment generated insignificant amounts of revenue during the six months ended February 28, 2007. Revenues for the six months ended February 29, 2008 include $1.9 million for the equity interest in the earnings of FGDI for the six month period ended February 29, 2008. Our consolidated financial statements included the accounts of FGDI on a consolidated basis for the six month period ended February 28, 2007, as we previously held a majority interest in FGDI until the sale of the majority interest on June 1, 2007.

Corporate net expenses for the six months ended February 28, 2007, and February 29, 2008 were $4.1 million and $3.4 million, respectively. The primary reasons for the decrease were the additional revenue from equity investments and interest, offset by additional non-broker-related employee compensation, insurance and professional fees.

Liquidity and Capital Resources

Overview

We recently renewed and increased our lines of credit availability. We believe through our available capacity under our revolving credit facilities, projected operating cash flows and our remaining balance of available cash and temporary cash investments we can continue to support additional growth in each segment of our operations. We will continuously monitor our liquidity position and believe our strong financial position provides us excellent access to the credit and capital markets.

Primary Sources and Uses of Cash

Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. Prior to our IPO in March 2007, we supplemented operating cash flow with debt to fund these activities, primarily in the previously reported Grain Merchandising segment. We continue to utilize our credit facilities to fund our financing operations in the Financial Services segment. FCStone, our futures commission merchant, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. Also, from time-to-time FCStone utilizes subordinated debt to increase its excess regulatory capital.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and highly liquid investments with original maturities of three months or less at the date of purchase. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table presents a summary of unrestricted cash flows for the six months ended February 28, 2007, compared to the six months ended February 29, 2008.

	Six months ended
	February 28, 2007	February 29, 2008
	(dollars in thousands)
Cash flows (used in) provided by:
Operating activities	$(81,325)	$(23,095)
Investing activities	(81,866)	(99,104)
Financing activities	154,457	93,453
Discontinued operations	—	(533)

Net decrease in cash and cash equivalents—unrestricted	$(8,734)	$(29,279)

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

Cash used in operations was $23.1 million for the three months ended February 29, 2008, which consisted of net income from continuing operations of $30.9 million decreased by $8.6 million of non-cash items, and decreased by $45.4 million of cash utilized for working capital. The uses for working capital was primarily a result of an increase in net commodity accounts receivable/payable, marketable securities, customer segregated assets of $126.1 million and an increase in counterparty deposits and accounts receivable of $63.7 million, offset by a $141.2 million increase in trade payables and advances.

Net cash used in operations was $81.3 million for the six months ended February 28, 2007, which consisted of net income of $13.2 million increased by $1.3 million of non-cash items, and decreased by $95.8 million of cash utilized for working capital. The uses for working capital included an increase in open contracts receivable/payable, net of $43.5 million, of which $41.1 million relates to grain contracts in the Grain Merchandising segment and $2.4 million, relates to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $18.6 million of customer deliveries taken on the Chicago Board of Trade, a $9.9 million increase in deposits made to counterparties related to increased OTC transaction volume, a $10.7 million increase in inventory and a $10.7 million decrease in trade accounts payable and advances

Cash Flows from Investing Activities

Cash used in investing activities was $99.1 million for the three months ended February 29, 2008, primarily consisting of $93.4 million of issued notes receivable associated with the grain inventory financing programs within the Financial Services segment. Additionally, we used cash of $6.7 million to acquire three businesses and $2.8 for capital expenditures. The capital expenditures relate primarily to technology development, computer software and hardware and office furniture and equipment. These uses of cash were offset by proceeds of $3.5 million from the sale of excess exchange membership stock and trading rights.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $93.5 million for the six months ended February 29, 2008, primarily consisting of $86.0 million of net proceeds drawn on our credit facilities used to support the grain inventory financing programs. Additionally, we received proceeds from the issuance of stock related to option exercises of $2.1 million, as well as $5.4 million of excess tax benefits from employee stock option exercises.

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

Short-and Long-Term Debt

We recently renewed and increased our lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Financial Services segment has a total available line of credit of $208 million available for its commodity financing programs, and also funds a repurchase program on a transaction-by-transaction basis with Standard Chartered Bank, London. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used continuously throughout the year at various levels.

Credit Facilities. We maintain a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at February 29, 2008		Amount Outstanding at February 29, 2008
			(dollars in millions)
Deere Credit, Inc.	April 1, 2009	Margin Calls	$55.0	(1)	$—
Deere Credit, Inc.	April 1, 2009	Repurchase Agreements	96.0	(4)	9.2
Deere Credit, Inc.	April 1, 2009	Subordinated Debt for Regulatory Capital	3.0	(6)	—

Total Deere Credit, Inc.			154.0		9.2

CoBank, ACB	May 1, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	December 30, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	July 1, 2008	Repurchase Agreements	100.0		49.6

Total CoBank, ACB			120.0		49.6

Harris, N.A.	February 28, 2009	Margin Calls	15.0	(2)	—
Harris, N.A.	Demand	Margin Calls	5.0		—
Harris, N.A.	February 28, 2009	Grain Deliveries	5.0	(3)	—
Fortis Capital Corp.	Demand	Financial Services operations	20.0
RZB Finance, LLC	Demand	Financial Services operations	8.0		—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		—
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0		—
Del Mar Onshore Partners, L.P.	Demand	Discontinued biodiesel fuel operations(5)	5.0		5.0
Short-term note	Demand	Discontinued biodiesel fuel operations	0.6		0.6
Subordinated Debt	June 30, 2008 and December 31, 2008	Regulatory Capital	1.0		1.0

		Total	$363.6		$65.4

(1)	On March 11, 2008, FCStone LLC’s agreement with Deere Credit related to the margin call line of credit was amended increasing the available amount by $45,000,000 making a total loan commitment of $100,000,000, with all other terms of the agreement remaining the same. On March 26, 2008, FCStone LLC’s agreement with Deere credit related to the margin call line of credit was amended, extending the final due date to April 1, 2009, with all other terms of the agreement remaining the same.
(2)	On March 18, 2008, FCStone LLC’s agreement with Harris, N.A. related to the margin call line of credit was amended temporarily increasing the available amount by $35,000,000 making a total loan commitment of $50,000,000 through September 30, 2008. The expiration date was also amended from January 31, 2008 to February 28, 2009.
(3)	On March 18, 2008, FCStone LLC’s agreement with Harris, N.A. related to the commodity financing line of credit was amended extending the expiration date from January 31, 2008 to February 28, 2009, with all other terms remaining the same.
(4)	On March 11, 2008, FCStone Financial Inc.’s agreement with Deere Credit, Inc. related to the commodity financing loan facility was amended decreasing the available amount by $24,000,000 to $72,000,000, with all other terms remaining the same. On March 26, 2008, FCStone Financial Inc.’s agreement with Deere Credit, Inc. related to the commodity financing loan facility was amended decreasing the available amount by $22,000,000 to $50,000,000, with all other terms remaining the same.
(5)	Due to the plant not being commissioned, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar Onshore Partners, L.P. as of September 30, 2007, and certain financial covenants as of December 31, 2007. Green Diesel has obtained a waiver of the ongoing operational and financial covenants extending through May 1, 2008. The Company has decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. There can be no assurance that Green Diesel will be successful in obtaining waivers from Del Mar regarding future defaults and proceeds from the sale of certain properties will first be applied to settle this outstanding balance.

(6)	On March 26, 2008, FCStone LLC’s agreement with Deere Credit, Inc. related to the subordinated debt loan facility was amended increasing the available amount by $12.0 million making a total loan commitment of $15.0 million. Additionally, the final due date was amended from October 1, 2009 to April 1, 2009.

We have approximately $410.6 million available under current credit agreements and transaction arrangements. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong financial position and capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. With the exception of the matters described below, we were in compliance with all other debt covenants effective February 29, 2008.

As a result of the operating and impairment loss, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar as of September 30, 2007, and certain financial covenants as of December 31, 2007. Green Diesel obtained a waiver of the ongoing operational and financial covenants extending through May 1, 2008. There can be no assurance that Green Diesel will be successful in obtaining waivers from Del Mar regarding future defaults while the plant remains held for sale.

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

Other Capital Considerations

On March 27, 2008, the Chicago Mercantile Exchange instituted higher margin requirements for corn, soybeans, and soybean oil. These margin increases have significantly increased the transaction costs for our customers. We are required to post and maintain margin or credit support for our customers’ positions. Although we collect margin or other deposits from our customers for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our customers. In addition, the higher margin requirements, along with higher commodity prices, may adversely affect our customers’ ability to maintain adequate lines to finance the substantial margin requirements in addition to financing the necessary inventories and inputs for their operations.

Our wholly-owned subsidiary, FCStone, LLC, is subject to various regulation and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at February 29, 2008, were $90.7 million and $69.2 million, respectively.

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel, LLC presented as discontinued operations. During fiscal years 2006, 2007 and 2008 the Company, or an affiliate, provided financing for the biodiesel production facility in Houston, Texas. During the three months ended February 29, 2008, the Company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In connection with the plan of disposal, we have determined that the carrying value of the underlying plant asset exceeded its fair value. Consequently, the Company recorded an impairment loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in loss on discontinued operations, net of tax, reflected during the three months and six months ended February 29, 2008. Prior to ceasing construction of the plant, FCStone Merchant Services agreed to provide working capital to Green Diesel. At February 29, 2008, FCStone Merchant Services has outstanding advances of $2.8 million to Green Diesel.

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

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments. We generate interest income from the positive spread earned on customer deposits. We attempt to mitigate this risk by hedging a portion of our investable funds against rate reductions.

We attempt to manage interest expense using floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. All of the debt outstanding at February 29, 2008, has a variable interest rate and is on a short-term basis.

Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the notes receivable is also at a variable rate, therefore essentially mitigating the interest rate risk on that debt.

Customer and Counterparty Credit Risk

As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. Accordingly, we are responsible for our customers’ obligations with respect to these transactions. We attempt to mitigate our credit risk by requiring sufficient margining or security deposits.

OTC derivative transactions are subject to credit risks, primarily the risk that a counterparty will fail to meet its obligations when due. We attempt to mitigate our credit risk by ensuring the performance of our major counterparties through credit default swaps and outright trade credit insurance, with excess coverage in place for all major counterparties.

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

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended February 29, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in various legal matters considered normal in the course of our business, including worker’s compensation claims, tort claims, contractual disputes and collections. It is our policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. We are not aware of other potential claims that could result in the commencement of material legal proceedings. In the opinion of our management, liabilities, if any, arising from existing litigation and claims will not have a materially adverse effect on our results of operations, liquidity or financial position. See discussion of contingencies in Note 11 to the unaudited consolidated financial statements.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 10, 2008, David Andresen, Jack Friedman, Daryl Henze and Eric Parthemore were re-elected as Class II directors, each to hold office until the Annual Meeting of Stockholders to be held after the Company’s fiscal year 2010 and until their respective successors are duly elected and qualified. The terms of the directorships held by Paul G. Anderson, Brent Bunte, Douglas Derscheid, Kenneth Hahn, Bruce Krehbiel, Tom Leiting, Dave Reinder and Rolland Svoboda did not expire this year, and these individuals continued as directors after the meeting. At the Annual Meeting of Stockholders, the selection of KPMG LLP as independent registered public accounting firm of the Company for fiscal year 2008 was ratified by the stockholders. Votes cast on these issues were as follows:

	For	Against/Withheld	Abstain
David Andresen	17,631,951	162,359	—

Jack Friedman	17,122,522	671,788	—

Daryl Henze	17,631,216	163,094	—

Eric Parthemore	15,071,946	2,722,364	—

KPMG LLP	17,381,467	411,544	1,299

Item 6.	Exhibits

10.1	Second Amendment to Master Loan Agreement, dated March 26, 2008, by and between Deere Credit, Inc. and FCStone, L.L.C.

10.2	Fourth Amendment to Revolving Subordinated Loan Agreement, dated March 26, 2008, by and between Deere Credit, Inc. and FCStone, L.L.C.

10.3	Change in Terms Agreement, dated March 26, 2008, between Deere Credit, Inc. and FCStone Financial, Inc.

10.4	Change in Terms Agreement, dated March 26, 2008, between Deere Credit, Inc. and FCStone, L.L.C.

10.5	Change in Terms Agreement, dated March 26, 2008, between Deere Credit, Inc. and FCStone, L.L.C.

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

April 14, 2008	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

April 14, 2008	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer