Form 10-Q
period 2008-05-31
FCStone Group, Inc.
filed 2008-07-15
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 10, 2008, there were 28,009,127 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	August 31, 2007	May 31, 2008
		(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$90,053	$56,317
Segregated	14,250	9,229
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	686, 441	1,431,836
Proprietary commodity accounts	77,690	205,433
Receivables from customers, net of allowance for doubtful accounts	16,868	52,743

Total commodity deposits and receivables	780,999	1,690,012

Marketable securities, at fair value—customer segregated and other	307,828	12,868
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts	20,746	129,637
Open contracts receivable	120,219	392,280
Notes receivable and advances	49,291	73,978
Exchange memberships and stock	10,366	6,961
Equipment, furniture, software and improvements, net of accumulated depreciation	4,763	6,965
Assets held for sale	—	5,712
Other assets	21,679	42,309

Total assets	$1,420,194	$2,426,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	$935,515	$1,447,459
Trade accounts payable and advances	115,145	218,227
Open contracts payable	121,101	402,193
Accrued expenses	38,632	43,883
Notes payable and repurchase obligations	35,133	91,312
Subordinated debt	1,000	1,000

Total liabilities	1,246,526	2,204,074

Minority interest	—	4,950
Stockholders’ equity:
Common stock, $0.0001 par value, authorized 40,000,000 at August 31, 2007 and May 31, 2008, respectively; issued and outstanding 27,416,567 and 27,997,127 shares at August 31, 2007 and May 31, 2008, respectively	104,267	107,918
Additional paid-in capital	1,115	9,557
Treasury stock	(376)	(387)
Accumulated other comprehensive loss	(3,620)	(5,042)
Retained earnings	72,282	105,198

Total stockholders’ equity	173,668	217,244

Commitments and contingencies (note 11)
Total liabilities and stockholders’ equity	$1,420,194	$2,426,268

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2008	2007	2008
Revenues:
Commissions and clearing fees	$35,291	$49,426	$101,547	$134,876
Service, consulting and brokerage fees	10,743	26,627	29,152	66,629
Interest	12,045	5,296	31,172	37,535
Other	1,046	1,632	2,580	8,267
Sales of commodities	303,866	608	1,101,752	1,958

Total revenues	362,991	83,589	1,266,203	249,265

Costs and expenses:
Cost of commodities sold	298,522	205	1,084,200	1,035
Employee compensation and broker commissions	11,469	18,098	34,624	46,542
Pit brokerage and clearing fees	17,640	27,385	47,182	73,562
Introducing broker commissions	8,832	8,818	25,208	24,893
Employee benefits and payroll taxes	2,883	3,882	8,252	9,812
Interest expense	2,579	1,394	9,069	4,404
Depreciation and amortization	457	604	1,336	1,336
Bad debt expense	92	1,721	1,632	1,905
Other expenses	7,272	8,311	19,770	23,035

Total costs and expenses	349,746	70,418	1,231,273	186,524

Income from continuing operations before income tax expense and minority interest	13,245	13,171	34,930	62,741
Minority interest	201	(50)	639	(50)

Income from continuing operations before income tax expense	13,044	13,221	34,291	62,791
Income tax expense	4,875	4,850	12,800	23,500

Net income from continuing operations	8,169	8,371	21,491	39,291
Loss from discontinued operations, net of tax	(100)	(364)	(188)	(6,083)

Net income	$8,069	$8,007	$21,303	$33,208

Basic shares outstanding	26,892	27,894	23,516	27,676
Diluted shares outstanding	27,938	29,059	23,771	28,968

Basic earnings per share:
Continuing operations	$0.30	$0.30	$0.91	$1.42
Discontinued operations	—	(0.1)	—	(0.22)

Net income	$0.30	$0.29	$0.91	$1.20

Diluted earnings per share:
Continuing operations	$0.29	$0.29	$0.90	$1.36
Discontinued operations	—	(0.01)	(0.01)	(0.21)

Net income	$0.29	$0.28	$0.89	$1.15

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2007	2008
Cash flows from operating activities:
Net income	$21,303	$33,208
Plus: Loss from discontinued operations	188	6,083

Income from continuing operations	21,491	39,291
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,336	1,336
Amortization of discount on note receivable	(41)	(9)
Loss on cancellation of warrants	—	110
Gain on sale of exchange memberships and stock	(105)	(3,162)
Gain on sale of other assets	—	(923)
Stock compensation	—	1,227
Equity in earnings of affiliates, net of distributions	96	(1,770)
Minority interest	639	(50)
Excess tax benefit of stock option exercises	—	(7,632)
Change in commodity accounts receivable/payable, marketable securities, customer segregated funds, counterparty deposits and advances, net	(5,150)	(97,956)
Change in open contracts receivable/payable, net	(1,542)	9,031
Decrease in trade accounts receivable and advances on grain	5,218	708
Increase in other assets and assets held for sale	(32,452)	(6,007)
Decrease in trade accounts payable	(509)	(5,121)
(Decrease) increase in accrued expenses and liabilities held for sale	(5,302)	8,250

Net cash used in operating activities	(16,321)	(62,677)

Cash flows from investing activities:
Purchase of equipment, furniture, software and improvements	(1,982)	(3,538)
Purchase of marketable securities	(25,000)	—
Acquisitions of businesses	—	(6,725)
Issuance of notes receivable, net	(23,588)	(20,683)
Proceeds from the sale of exchange memberships and stock	378	4,180
Purchase of exchange memberships and stock	(1,855)	—
Proceeds from the sale of other intangibles	—	1,958
Purchase of other intangibles	—	(1,049)

Net cash used in investing activities	(52,047)	(25,857)

Cash flows from financing activities:
Decrease in checks written in excess of bank balance	(1,656)	—
Proceeds from notes payable, net	39,815	37,569
Proceeds from exercises of stock options	—	3,651
Proceeds from initial public offering, net	129,670	—
Proceeds from issuance of common stock	550	—
Proceeds from issuance of subsidiary stock, net of costs	—	4,583
Excess tax benefit of stock option exercises	—	7,632
Treasury stock acquired	—	(11)
Payment for redemption of common stock	(48,486)	—
Dividends paid	(6,057)	—
Payments under capital lease held for sale	(412)	—
Proceeds from subordinated debt	8,000	15,000
Payments on subordinated debt	(14,000)	(15,000)
Monies released from escrow	(54)	—
Monies deposited in escrow	2,526	—

Net cash provided by financing activities	109,896	53,424

Cash flows used for discontinued operations:
Net cash from operating activities	—	3,085
Net cash used in investing activities	—	(1,711)

Net cash from discontinued operations	—	1,374

Net decrease in cash and cash equivalents – unrestricted	41,528	(33,736)
Cash and cash equivalents – unrestricted – beginning of period	51,659	90,053

Cash and cash equivalents – unrestricted – end of period	$93,187	$56,317

Supplemental disclosures of cash flow information:
Interest paid	$8,663	$4,437
Income taxes paid	$13,371	$20,457

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

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel, LLC (“Green Diesel”) (a 70% owned development stage affiliate) presented as discontinued operations. All historical statements have been restated to conform to this presentation. Additionally, inventory and plant assets related to Green Diesel have been classified as held for sale at May 31, 2008. Refer to Note 2 – Discontinued Operations.

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

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents consist of investments with original maturities of three months or less and include money market funds totaling $78.3 million and $52.0 million at August 31, 2007, and May 31, 2008, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. The Company has not historically applied hedge accounting for any derivatives for which the company holds an interest. During fiscal 2008, the Company entered into additional derivative contracts that had not been designated as hedges. These derivative agreements were with a major financial institution and designed to manage a portion of the Company’s consolidated exposure to changes in interest rates. Derivative positions are marked to market at each reporting date and unrealized gains and losses are recognized in earnings currently. Unrealized gains recorded during the three months ended November 30, 2007 and February 29, 2008 were $0.5 million and $4.4 million, respectively. During the three months ended May 31, 2008, the fair value of these derivative positions declined and management liquidated the positions. The loss recognized during the three months ended May 31, 2008 was $5.0 million, however the liquidation resulted in an overall minimal realized gain for the nine months ended May 31, 2008. There are no interest rate related derivative agreements in place at May 31, 2008.

MARKETABLE SECURITIES

Marketable securities consist of short term reverse repurchase agreements entered into with financial institutions, that are typically secured by U.S. Treasury and U.S. Government Agency instruments. These securities represent the Company’s free investments not pledged to the various exchanges. At May 31, 2008, the statement of financial condition reflects a significant decrease in the amount of marketable securities as compared to the balance at August 31, 2008. The amount of excess cash available for investment into marketable securities fluctuates daily based on volatility in the commodities settlement prices. The decreased balance at May 31, 2008 primarily results from increased margin requirement levels and the high grain commodity settlement prices on May 31, 2008, as we remitted significant funds to the various exchanges for daily margin calls as reflected in Commodity accounts receivable – Commodity exchanges and clearing organizations on the statement of financial condition. As we collect additional margin from our customers, or have funds returned from the exchanges, excess amounts of cash become available for investment purposes.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” equity investments in exchange firms’ common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income. The fair value of the exchange stock is determined by quoted market prices. The fair value of exchange firm stock not pledged for clearing purposes at August 31, 2007 was $2.9 million. During the nine months ended May 31, 2008, FCStone L.L.C. (FCStone), a commodity futures commission merchant, sold exchange firm stock not pledged for clearing purposes for total proceeds of $4.2 million, resulting in a realized gain of $3.2 million. At May 31, 2008, all remaining exchange firm stock was pledged for clearing purposes.

EQUIPMENT, FURNITURE, SOFTWARE AND IMPROVEMENTS

Equipment, furniture, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations, while expenditures for major replacements and betterments are capitalized.

The following is a summary of furniture, equipment, software and improvements, at cost less accumulated depreciation, at August 31, 2007 and May 31, 2008:

	August 31, 2007	May 31, 2008
	(in thousands)
Equipment, furniture, software and improvements	$8,086	$11,402
Less accumulated depreciation	(3,323)	(4,437)

	$4,763	$6,965

SALE OF COMMODITIES / COST OF COMMODITIES SOLD

As a result of the Company’s sale of its controlling interest in FGDI, LLC (“FGDI”) on June 1, 2007, the Company is no longer consolidating the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded under the equity method, as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the three and nine month periods ended May 31, 2007 related to FGDI were $298.8 million and $293.4 million, respectively, and $1,077.9 million and $1,060.6 million, respectively.

OTHER REVENUE

The Company reports its equity in the earnings of unconsolidated affiliates as other revenue. The equity earnings of FGDI, which account for primarily all of the equity earnings of unconsolidated affiliates, totaled $0.4 million and $2.3 million for the three and nine months ended May 31, 2008, respectively. The Company’s consolidated financial statements included the accounts of FGDI on a consolidated basis for the three and nine months ended May 31, 2007, as the Company previously held a majority interest in the affiliate until the sale of the majority interest on June 1, 2007. In addition, other revenues include the gain on sale of excess exchange stock and trading rights of $0.2 million and $3.2 million and sublease income, transactional financing income, dividends and patronage totaling $0.8 million and $2.3 million for the three and nine months ended May 31, 2008, respectively.

BAD DEBT EXPENSE

For the three months ended May 31, 2008, the Company recorded bad debt expense of $1.7 million, comprised of an increase to the allowance for doubtful accounts, net of recoveries, of $0.5 million, and direct write-offs of $1.2 million resulting from customer deficit accounts in the C&RM and Clearing and Execution segments. Certain customer account deficits related to unprecedented synthetic settlement pricing in the cotton market occurring in early March 2008, as customers were unable to meet the margin calls to the Company in the amounts as required by the exchange. During this time, cotton futures traded up their price limit for the trading day, however the exchanges required margin funding on the contracts at a higher synthetic settlement level as determined by the applicable options contract. For the nine months ended May 31, 2008, bad debt expense totaled $1.9 million, net of recoveries.

MINORITY INTEREST

On March 3, 2008, the Company executed an agreement with NASDAQ OMX Group, Inc. (NASDAQ) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X, LLC (Agora-X). The NASDAQ’s initial interest associated with the preferred units is 13.3% ownership in the ongoing profits and losses of Agora-X.

On November 9, 2007, we acquired an additional 45% of the ownership interest in Green Diesel for a total ownership interest of 70%. As a result, we have included the financial statements of Green Diesel in the consolidated financial statements since the acquisition date and initially recorded the minority interest held by an unaffiliated third party in Green Diesel. As a result of allocation of the impairment loss included in the loss from discontinued operations, the minority interest held by the unaffiliated third party has been reduced to zero. (See Note 2)

In the three months ended May 31, 2007, minority interest was primarily comprised of the 30% interest in FGDI held by the then-minority interest holder. We completed the sale of our controlling interest on June 1, 2007 and no longer have minority interest related to that entity.

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

In May 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS 161 will have on its financial statements.

In May 2008, FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on its financial statements.

RECLASSIFICATION

In the current year, the Company aggregated deferred income taxes, investments in affiliates and other organizations and other assets in the consolidated statement of financial condition. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentations.

2. DISCONTINUED OPERATIONS

On November 9, 2007, the Company agreed to provide additional funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification, in exchange for an additional 45% ownership interest, resulting in a total ownership interest of 70%. Prior to November 9, 2007, the results of Green Diesel were accounted for under the equity method. Subsequently, the results of operations of Green Diesel are included in the consolidated financial statements. Consideration for the additional 45% ownership interest was in the form of a commitment to provide additional funding of $2.5 million for working capital. There was no goodwill recognized in connection with this transaction.

During February 2008, the Company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, the Company decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the plant assets were tested for recoverability and we determined that the carrying value of the underlying plant asset exceeded its fair value at February 29, 2008. As a result, Green Diesel recognized an impairment loss before minority interest and income taxes of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in the loss on discontinued operations, net of tax. Green Diesel has an outstanding note payable in the amount of $5.0 million to Del Mar Onshore Partners, L.P., associated with the biodiesel plant, and secured by the subsidiary’s assets. We have classified the remaining value of the plant asset and associated inventories as assets held for sale in the consolidated statement of financial condition at May 31, 2008. The Company recorded additional loss on discontinued operations of $0.4 million, net of tax during the three months ended May 31, 2008, and the total loss on discontinued operations, net of tax, were $6.1 million for the nine month period ended May 31, 2008.

All continuing cash flows of Green Diesel will be indirect cash outflows consisting primarily of maintenance required to keep the asset in saleable condition and costs to preserve the remaining asset value. The Company could incur additional charges of approximately $3.0 million, before income taxes, through completion of the disposition. The Company will have no significant continuing involvement in operations upon disposition of the plant asset and expects cash outflows to cease as a result of the disposal transaction. Green Diesel was previously included within the Corporate and Other segment.

3. ACQUISITIONS

During the second quarter of fiscal 2008, FCStone acquired three businesses, Downes-O’Neill, LLC, Globecot, Inc. and The Jernigan Group, LLC, none of which were significant on an individual basis, for cash payments of approximately $7.0 million.

•	Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in serving the dairy industry was acquired effective December 31, 2007.

•	Globecot, Inc., a supplier of information, market research, news and consulting for the global fiber and textile industries was acquired effective February 1, 2008; and

•	The Jernigan Group, LLC, a registered brokerage group that provides execution services to the global fiber and textile industries was acquired effective February 1, 2008.

FCStone has made a preliminary allocation of the purchase costs among identified intangible assets and goodwill, and is in the process of finalizing third-party valuations of the amortizable intangible assets. Purchase costs allocated to intangible assets with determinable lives are amortized over the remaining useful lives of the assets.

Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with SFAS No. 141, Business Combinations, the additional consideration, or earn-outs will be recognized when the contingencies are determinable and the additional consideration is distributable, and recorded as additional purchase price. The Company’s consolidated financial statements include the operating results of each business from the dates of acquisition.

4. NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt outstanding at August 31, 2007 and May 31, 2008 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at May 31, 2008 (in millions)		Amount Outstanding at
				August 31, 2007	May 31, 2008
				( in thousands)
Margin Call Facilities:
Deere Credit, Inc.	April 1, 2009	$100.0		—	—
Harris, N.A.	February 28, 2009	50.0		—	13,000
Harris, N.A.	Demand	5.0		—	—
CoBank, ACB	August 1, 2008	10.0		—	—
CoBank, ACB	December 30, 2008	10.0		—	—
Commodity Financing Facilities:
Harris, N.A.	February 28, 2009	5.0		—	—
Deere Credit, Inc.	April 1, 2009	50.0		4,011	4,558
CoBank, ACB	October 1, 2008	100.0	(1)	15,937	16,903
Fortis Capital Corp.	Demand	20.0		450	—
RZB Finance, LLC	Demand	8.0		—	—
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0		—	—
Standard Chartered Bank, New York	Demand	20.0		1,141	—
Other borrowings:
Del Mar Onshore Partners, L.P.	Demand	5.0	(2)	—	5,000
Short-term note	Demand	0.6		—	600
Subordinated debt:
Other	December 31, 2008 and June 30, 2009	1.0		1,000	1,000
Deere Credit, Inc.	April 1, 2009	15.0		—	—

Total notes payable and subordinated debt				$22,539	$41,061

(1)	On June 24, 2008, FCStone’s agreement with CoBank, ACB (CoBank) related to the commodity financing loan facility was amended extending the expiration date from July 1, 2008 to October 1, 2008, with all other terms remaining the same.
(2)	The Company has ceased construction and development of Green Diesel’s biodiesel facility and is pursuing an immediate sale of the plant assets and remaining inventory. As a result of the plant’s non-operational status, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar Onshore Partners, L.P. (Del Mar) as of September 30, 2007, and certain financial covenants as of December 31, 2007. Del Mar is currently forebearing any action with regard to these defaults under the credit agreement while a plan of disposition of the plant assets is negotiated. There can be no assurance that Green Diesel will continue to receive forbearance from Del Mar regarding the defaults in the future.

5. REPURCHASE OBLIGATIONS

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

Since FCStone Merchant Services is obligated to provide commodities back to its customer as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. All realized and unrealized gains and losses are recorded in consolidated statements of operations, as a component of interest expense. The Company had repurchase obligations of $13.6 million (related to 4.6 million bushels of corn) and $51.2 million (related to 8.5 million bushels of corn) at August 31, 2007 and May 31, 2008, respectively. Under these repurchase obligations, the Company is required to deliver 8.5 million bushels of corn to its customers. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in consolidated statements of operations, as a component of interest expense.

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

Net periodic pension cost for the three and nine month periods ended May 31, 2007, and 2008 for the defined benefit plans consists of the following components:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2008	2007	2008
	(in thousands)
Service cost	$480	$534	$1,442	$1,602
Interest cost	401	490	1,202	1,470
Less expected return on plan assets	(385)	(505)	(1,156)	(1,515)
Net amortization and deferral	142	142	427	426

Net periodic pension cost	$638	$661	$1,915	$1,983

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three month periods ended May 31, 2007 and 2008:

	For the Three Months Ended May 31, 2007		For the Three Months Ended May 31, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income from continuing operations	$8,169	$8,169	$8,371	$8,371
Loss from discontinued operations	(100)	(100)	(364)	(364)

Net income	$8,069	$8,069	$8,007	$8,007

Weighted average common shares outstanding on stock	26,892	26,892	27,894	27,894
Dilutive effect of stock options and restricted stock	—	1,046	—	1,165

Weighted average shares outstanding	26,892	27,938	27,894	29,059
Earnings (loss) per share:
Continuing operations	$0.30	$0.29	$0.30	$0.29
Discontinued operations	$—	$—	$(0.01)	$(0.01)

Net income	$0.30	$0.29	$0.29	$0.28

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the nine month periods ended May 31, 2007 and 2008:

	For the Nine Months Ended May 31, 2007		For the Nine Months Ended May 31, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income from continuing operations	$21,491	$21,491	$39,291	$39,291
Loss from discontinued operations	(188)	(188)	(6,083)	(6,083)

Net income	$21,303	$21,303	$33,208	$33,208

Weighted average common shares outstanding	23,516	23,516	27,676	27,676
Dilutive effect of stock options and restricted stock	—	255	—	1,292

Weighted average shares outstanding	23,516	23,771	27,676	28,968
Earnings (loss) per share:
Continuing operations	$0.91	$0.90	$1.42	$1.36
Discontinued operations	$—	$(0.01)	$(0.22)	$(0.21)

Net income	$0.91	$0.89	$1.20	$1.15

8. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) effective September 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in earnings. Compensation cost for all stock-based payments granted subsequent to September 1, 2006, are based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. For the three and nine months ended May 31, 2008, the Company included in employee compensation and broker commissions, compensation expense related to share-based compensation of $0.5 million and $1.2 million, respectively. For the three and nine months ended May 31, 2007, the Company included in employee compensation and broker commissions, compensation expense related to share-based compensation of $0.3 million, respectively. The Company has approximately 438,000 shares of unissued common stock available for issuance under the FCStone Group, Inc. 2006 Equity Incentive Plan.

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

A summary of the Company’s stock option activity for the nine months ended May 31, 2008, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at August 31, 2007	2,925,000	$9.54
Granted	—	—
Exercised	(580,884)	6.29
Forfeited or expired	—	—

Outstanding at May 31, 2008	2,344,116	$10.34	8.39	$67,476

Exercisable at May 31, 2008(1)	1,444,116	$6.82	8.14	$46,659

(1)	Although these shares are vested and exercisable, portions are subject to transfer restrictions. The transfer restriction period expires on September 10, 2008, and relates to a series of 600,000 options.

The weighted-average grant date fair value of options granted during the three and nine months ended May 31, 2007 was $16.00 respectively. The Company did not grant any stock options during the nine months ended May 31, 2008. A summary of the stock options exercised is as follows:

	Three Months Ended, May 31
	2007	2008
Total cash received	$—	$3,651,213
Income tax benefits	$—	$7,632,000
Intrinsic value	$—	$20,654,057

The activity of non-vested shares for the nine months ended May 31, 2008 is as follows:

Nonvested shares	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2007	1,125,000	$5.91
Granted	—	—
Vested	225,000	5.91
Forfeited	—	—

Nonvested at May 31, 2008	900,000	$5.91

At May 31, 2008, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

Restricted Stock

Restricted Stock Awards – On January 10, 2008, the Company granted restricted stock awards for 11,561 shares of common stock to the non-employee directors of the Company. The vesting date occurs one year from the grant date contingent upon the non-employee director continuing service on the Board during the restricted period.

The activity of restricted shares for the nine months ended May 31, 2008 is as follows:

Restricted Shares	Shares	Average Grant- Date Fair Value
Restricted at August 31, 2007	—	—
Granted	11,561	$47.54
Vested	—	—
Forfeited	—	—

Restricted at May 31, 2008	11,561	$47.54

At May 31, 2008, there was $0.3 million in unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

9. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the nine months ended May 31, 2008, are as follows (in thousands):

	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at August 31, 2007	$104,267	$1,115	$(376)	$(3,620)	$72,282	$173,668
Effects of changing pension plan measurement date pursuant to SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (net of tax of $33 and $172, respectively)	—	—	—	56	(292)	(236)

Beginning balance, as adjusted	104,267	1,115	(376)	(3,564)	71,990	173,432
Net income	—	—	—	—	33,208	33,208
Unrealized gain on marketable securities:
Unrealized holding gains arising during the period	—	—	—	—	—	—
Less: reclassification adjustment for gains included in net income	—	—	—	(1,478)	—	(1,478)

Total comprehensive income	—	—	—	—	—	31,730
Proceeds from stock option exercises	3,651	—	—	—	—	3,651
Excess tax benefit on stock options exercised	—	7,632	—	—	—	7,632
Stock compensation expense	—	1,227	—	—	—	1,227
Treasury stock acquired	—	—	(11)	—	—	(11)
Effect of subsidiary’s equity transaction		(417)				(417)

Balance at May 31, 2008	$107,918	$9,557	$(387)	$(5,042)	$105,198	$217,244

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

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel (a 70% owned biodiesel plant development stage affiliate) presented as discontinued operations. Green Diesel had insignificant amounts of net revenues and operating expenses in the three and nine months ended May 31, 2007 and 2008, respectively. Based on extensive engineering design and production tests, current industry economic conditions and additional capital requirements to complete the project, the Company decided to cease construction and pursue an immediate sale of plant assets and inventory. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the plant assets were tested for recoverability, which resulted in Green Diesel recognizing an impairment loss before minority interest and income taxes of $10.8 million. The operating results of Green Diesel, along with the impairment loss are reported as discontinued operations. Green Diesel was previously included within the Corporate and Other segment. The segment results in the table below, present the segment information from continuing operations, and exclude Green Diesel’s operating results. All historical information in the table has been restated to conform to this presentation.

Reconciling Amounts represent the elimination of interest income and expense, and commission and clearing fee revenue and clearing fee expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. Additionally, certain assets consisting primarily of commodity deposits and accounts receivable, notes receivable, and amounts due from affiliates between segments have been eliminated.

The following table presents the significant items by operating segment for the results of operations for the three and nine month periods ended May 31, 2007 and 2008, respectively, and the balance sheet data as of those dates:

		Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
		(in thousands)
Three Months Ended:	May 31, 2007
	Total revenues	$30,123	$27,496	$299,180	$6,405	$497	$(710)	$362,991
	Interest revenue	5,793	4,237	30	1,903	547	(465)	12,045
	Interest expense	87	108	1,336	1,471	68	(491)	2,579
	Income (loss) from continuing operations before minority interest and income taxes	9,921	3,801	670	557	(1,704)	—	13,245
	Total assets	713,798	610,776	106,036	52,306	41,610	(17,139)	1,507,387

	May 31, 2008
	Total revenues	$44,567	$36,467	—	2,375	451	$(271)	$83,589
	Interest revenue	1,140	2,515	—	1,569	72	—	5,296
	Interest expense	276	14	—	1,123	—	(19)	1,394
	Income (loss) from continuing operations before minority interest and income taxes	15,351	1,260	—	656	(3,448)	(648)	13,171
	Total assets	1,491,381	828,517	—	79,889	45,404	(18,923)	2,426,268

Nine Months Ended:	May 31, 2007
	Total revenues	$85,773	$75,780	$1,079,043	$27,402	$784	$(2,579)	$1,266,203
	Interest revenue	14,181	11,722	94	6,061	798	(1,684)	31,172
	Interest expense	284	572	4,482	4,873	568	(1,710)	9,069
	Income (loss) from continuing operations before minority interest and income taxes	26,638	10,841	2,130	1,004	(5,683)	—	34,930
	Total assets	713,798	610,776	106,036	52,306	41,610	(17,139)	1,507,387

	May 31, 2008
	Total revenues	$129,168	$110,453	$—	$7,841	$3,165	$(1,362)	$249,265
	Interest revenue	14,788	16,849	—	5,469	754	(325)	37,535
	Interest expense	333	55	—	4,158	—	(142)	4,404
	Income (loss) from continuing operations before minority interest and income taxes	54,278	15,072	—	1,183	(6,885)	(907)	62,741
	Total assets	1,491,381	828,517	—	79,889	45,404	(18,923)	2,426,268

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

The Company continues to have on-going exposure to legal proceedings related to FGDI, as disclosed below. As a part of the agreement to sell our majority membership interest in FGDI on June 1, 2007, the Company remains liable for seventy percent of any net losses incurred by FGDI related to these specific claims.

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

The previously disclosed claim filed by Xiamen Zhonge Industry Co., Ltd. (Xiamen) against FGDI has been decided in favor of FGDI with the Xiamen claim denied, and an affirmative award made to FGDI for recovery of grain margin losses and interest in excess of $2.0 million. FGDI intends to enforce the award against Xiamen, but no recovery amount has been recorded related to this award as collection has not yet occurred.

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

12. SUBSEQUENT EVENTS

On June 2, 2008, FCStone entered into a short-term Senior Subordinated Loan Agreement with Bank of Montreal, as agent, and BMO Capital Markets Financing, Inc., as lender, which provides a $25.0 million borrowing facility. Borrowings under this facility may be used to meet minimum capital requirements for regulatory purposes. Additionally, during June 2008, FCStone has obtained lending commitments for a subordinated debt credit agreement with a syndicate of lenders, which would replace the current subordinated borrowing facilities. The syndicate of lenders includes: Bank of Montreal, Bank of America, N.A., and Deere Credit, Inc. Additionally during June 2008, FCStone has obtained lending commitments for a margin call facility with a syndicate of lenders, which includes: Bank of Montreal, Bank of America, N.A., CoBank, ACB, and Deere Credit, Inc.

On July 14, 2008, the Company announced that its board of directors had authorized the repurchase of up to $20 million of its outstanding common stock from time to time during the next 90 days in open market purchases and private transactions, subject to market conditions and as permitted by securities laws and other legal requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate an independent clearing and execution platform for exchange-traded futures and options contracts. During the last twelve months, we have served more than 7,500 customers and transacted more than 98.8 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. We also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

We currently operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services and Financial Services. We also report a Corporate and Other segment, which contains corporate investment income and direct corporate expenses, expenses incurred developing Agora-X, LLC (“Agora-X”) and income from equity investments not directly attributable to our operating segments. Agora-X is a startup subsidiary formed to develop an electronic communications network for OTC commodity contracts.

Green Diesel is a 70% owned development stage affiliate whose primary operation was intended to be the manufacturing of biodiesel at its plant site in Houston, Texas. During February 2008, we undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s plant. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and remaining inventory. In connection with the plan of disposal, we determined that the carrying value of the underlying plant asset exceeded its fair value at February 29, 2008. Consequently, we recorded an impairment pre-tax loss of $10.8 million during the three months ended February 29, 2008, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. During the three months ended May 31, 2008, we incurred an additional loss from discontinued operations of $0.4 million, net of tax. The loss on discontinued operations, net of tax, recorded during the three and nine months ended May 31, 2008, have been excluded from the Corporate and Other segment results from continuing operations.

For fiscal 2008, we no longer report a Grain Merchandising segment because we sold our majority interest in FGDI, LLC (“FGDI”), which previously represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. The remaining 25% equity interest in FGDI is recorded net, as a component of other revenues, within the Corporate and Other segment.

Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. It is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below, especially the information regarding “Revenues, Net of Cost of Commodities Sold.” The following table sets forth for each segment the income from continuing operations before minority interest and income tax expense for the three and nine months ended May 31, 2007 and 2008.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2008	2007	2008
	(in thousands)
Commodity and Risk Management Services	$9,921	$15,351	$26,638	$54,278
Clearing and Execution Services	3,801	1,260	10,841	15,072
Financial Services	557	656	1,004	1,183
Grain Merchandising (1)	670	—	2,130	—
Corporate and Other	(1,704)	(4,096)	(5,683)	(7,792)

Income from continuing operations before minority interest and income tax expense	$13,245	$13,171	$34,930	$62,741

(1)	In fiscal 2008, the Company discontinued reporting the Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during fiscal 2007.

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

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to Integrated Risk Management Program customers for customized risk management consulting services.

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

Interest income. Interest income is revenue generated from customer funds deposited with us to satisfy margin requirements and from our internally-generated cash balances invested at short-term interest rates. Interest revenue is primarily driven by the level of customer segregated and customer OTC assets deposited with us and the level of short-term interest rates. The level of such assets deposited with us is directly related to transaction volume and open contract interest of our customers. We continuously monitor the short-term interest rate environment, and from time-to-time enter into derivative contracts with the purpose of managing portions of our consolidated exposure to changes in interest rates. Any outstanding derivative contracts are marked to market at each reporting date and all unrealized gains and losses are recognized in current earnings, as interest income. In addition, we earn interest income from financing fees related to grain inventory repurchase programs within our Financial Services segment.

Other revenue. Other revenue represents transportation related income and profit-share arrangements in our Financial Services segment, and also dividend income and income from equity investments. Additionally, we have historically included income received from non-recurring items such as litigation settlements, gains on the sale of exchange membership stock or exchange seats, special dividends and other non-recurring items which can vary significantly.

Sales of commodities. During fiscal 2008, sales of commodities represent revenue generated from the sale of Chicago Climate Exchange (CCX) carbon financial instruments (CFIs). During fiscal 2007, the majority of the sales of commodities represented the sale of grain in the previously-reported Grain Merchandising segment. When evaluating commodity sales, management focuses on the margin (gross profit) from commodity sales (see “Non-GAAP Financial Measures”). The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income.

Costs and Expenses

Cost of commodities sold. During fiscal 2008, cost of commodities sold represents the product of the volume of purchased CFIs and their related cost. During fiscal 2007, the majority of cost of commodities sold represented the purchase of grain in the previously-reported Grain Merchandising segment.

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

Introducing broker commissions. Introducing broker commissions are commissions that we pay to non-employee third parties that have introduced customers to us. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures and options orders from those customers. We directly provide all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions we pay an introducing broker vary based on a variety of factors, including the trading volume of the customers introduced to our company. This expense is variable and is directly related to the overall volume of trades by those customers.

Employee benefits and payroll taxes. Employee benefits and payroll taxes expense consist primarily of employee health insurance, a defined benefit pension plan, two defined contribution plans (401(k) and ESOP), and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees.

Interest expense. Interest expense consists of interest charged to us by our lenders on outstanding loans, lines of credit and letters of credit. Our interest expense fluctuates based on the amount of debt outstanding and the interest rate environment, with all of our credit lines bearing interest at variable rates. A significant portion of our interest expense arises from the grain inventory repurchase programs offered to customers within our Financial Services segment, and is offset by the financing fees earned from the programs.

Depreciation and amortization. Depreciation expense arises from the depreciation of property, equipment, software and leasehold improvements. Amortization arises from the amortization of intangible assets with determinable useful lives.

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

Minority interest. On March 3, 2008, the Company executed an agreement with NASDAQ OMX Group, Inc. (“NASDAQ”) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X. The NASDAQ’s initial interest associated with the preferred units is 13.3% ownership in Agora-X, and NASDAQ has agreed to contribute additional cash consideration, upon the completion of certain conditions, for a potential ownership interest of 20%. In the three and nine months ended May 31, 2007, minority interest was comprised of the 30% interest in FGDI held by the then-minority interest holder. We completed the sale of our controlling interest on June 1, 2007 and no longer have minority interest related to that entity. On November 9, 2007, we acquired an additional 45% of the ownership interest in Green Diesel for a total ownership interest of 70%. As a result, we included the financial statements of Green Diesel in the consolidated financial statements since the acquisition date and initially recorded the minority interest held by an unaffiliated third party in Green Diesel. As a result of allocation of the impairment loss included in the loss from discontinued operations, the minority interest held by the unaffiliated third party has been reduced to zero and all activity for the periods presented has been reflected in the loss from discontinued operations.

Income tax expense. Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Loss from discontinued operations. The loss from discontinued operations is comprised of impairment losses from Green Diesel’s biodiesel development plant, operating losses from the discontinuance of its operations and costs incurred in disposition of the plant.

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2008	2007	2008
	(in thousands)
Revenues:
Commissions and clearing fees	$35,291	$49,426	$101,547	$134,876
Service, consulting and brokerage fees	10,743	26,627	29,152	66,629
Interest	12,045	5,296	31,172	37,535
Other	1,046	1,632	2,580	8,267
Sales of commodities	303,866	608	1,101,752	1,958

Total revenues	362,991	83,589	1,266,203	249,265
Less: Cost of commodities sold	298,522	205	1,084,200	1,035

Revenues, net of cost of commodities sold	$64,469	$83,384	$182,003	$248,230

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

The following table reconciles EBITDA with our net income.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2008	2007	2008
	(in thousands)
Net income:	$8,069	$8,007	$21,303	$33,208
Plus: interest expense	2,579	1,394	9,069	4,404
Plus: depreciation and amortization	457	604	1,336	1,336
Plus: income tax expense	4,875	4,850	12,800	23,500
Plus: loss on discontinued operations, net of tax	100	364	188	6,083

EBITDA	$16,080	$15,219	$44,696	$68,531

Results of Operations

Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007

Executive Summary

Net income decreased $0.1 million, or 0.8%, from $8.1 million in the three months ended May 31, 2007, to $8.0 million in the three months ended May 31, 2008 and included losses from discontinued operations, net of tax, of $0.1 million and $0.4 million in such three month periods, respectively.

Net income from continuing operations increased $0.2 million, or 2.5%, from $8.2 million in the three months ended May 31, 2007, to $8.4 million in the three months ended May 31, 2008. We experienced strong growth in commission and clearing fee revenue and service, consulting and brokerage fee revenue, resulting from significant increases in exchange-traded and OTC contract trading volumes from new and existing customers. During the period, exchange-traded contract volume increased by 12.4 million contracts, or 87.8%, from 14.2 million in the three months ended May 31, 2007, to 26.6 million in the three months ended May 31, 2008. The exchange-traded contract volume and related commission revenue increases in the C&RM segment continued to be affected by ongoing volatility in the grain markets. In the Clearing and Execution Services segment, we continue to show significant increases in exchange-traded contract volume stemming from the considerable amount of high-volume electronic trades from several large customers acquired during the fourth quarter of fiscal 2007. OTC contract trading volume also increased by approximately 117,775 contracts, or 66.8%, from 176,266 in the three months ended May 31, 2007, to 294,041 in the three months ended May 31, 2008. The growth in OTC contract trading volume was primarily due to continued growth in our renewable fuels and Latin America\Brazilian businesses. Offsetting these increases in commission and clearing fee revenue and service, consulting and brokerage fee revenue, was decreased interest income primarily due to the continued decline in short-term interest rates and a significant decline in the value of interest rate derivative contracts that were liquidated during May 2008. During the three months ended May 31, 2008, the fair value of the interest rate derivative contracts declined with the effect of reversing previously recognized unrealized gains of $4.9 million on the mark-to-market valuation of those contracts. The contracts were entered into for the purpose of managing a portion of our exposure to changes in interest rates, and previously reported as interest income in the six months ended February 29, 2008.

Also, as a result of our sale of our controlling interest in FGDI on June 1, 2007, we no longer include the assets, liabilities, revenues and expenses of FGDI in our consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded using the equity method, as a component of other revenues within the Corporate and Other segment. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the third quarter of fiscal 2007 related to FGDI were $298.8 million and $293.4 million, respectively.

The following chart provides a comparison of revenues, costs and expenses, and net income for the periods:

	Three Months Ended May 31, 2007		Three Months Ended May 31, 2008		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$303,866	N/M	$608	N/M	$(303,258)	(99.8)%
Cost of commodities sold	298,522	N/M	205	N/M	(298,317)	(99.9)%

Gross profit on commodities sold	5,344	8.3%	403	0.5%	(4,941)	(92.5)%
Commissions and clearing fees	35,291	54.7%	49,426	59.3%	14,135	40.1%
Service, consulting and brokerage fees	10,743	16.7%	26,627	31.9%	15,884	147.9%
Interest	12,045	18.7%	5,296	6.4%	(6,749)	(56.0)%
Other	1,046	1.6%	1,632	1.9%	586	56.0%

Revenue, net of cost of commodities sold (1)	64,469	100.0%	83,384	100.0%	18,915	29.3%

Costs and expenses
Employee compensation and broker commissions	11,469	17.8%	18,098	21.7%	6,629	57.8%
Pit brokerage and clearing fees	17,640	27.4%	27,385	32.8%	9,745	55.2%
Introducing broker commissions	8,832	13.7%	8,818	10.6%	(14)	(0.2)%
Employee benefits and payroll taxes	2,883	4.5%	3,882	4.7%	999	34.7%
Interest expense	2,579	4.0%	1,394	1.7%	(1,185)	(46.0)%
Depreciation and amortization	457	0.7%	604	0.7%	147	32.2%
Bad debt expense	92	0.1%	1,721	2.1%	1,629	N/M %
Other expenses	7,272	11.3%	8,311	10.0%	1,039	14.3%

Total costs and expenses (excluding cost of commodities sold)	51,224	79.5%	70,213	84.2%	18,989	37.1%

Income from continuing operations before income tax expense and minority interest	13,245	20.5%	13,171	15.8%	(74)	(0.6)%
Minority interest	201	0.3%	(50)	(0.1)%	(251)	(124.9)%

Income from continuing operations before income tax expense	13,044		13,221		177	1.4%
Income tax expense	4,875	7.6%	4,850	5.8%	(25)	(0.5)%

Net income from continuing operations	8,169	12.7%	8,371	10.0%	202	2.5%
Loss from discontinued operations, net of tax	(100)	(0.2)%	(364)	(0.4)%	(264)	N/M %

Net income	$8,069		$8,007		$(62)	(0.8)%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M	– Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $18.9 million, or 29.3%, from $64.5 million in the three months ended May 31, 2007, to $83.4 million in the three months ended May 31, 2008.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $303.3 million, or 99.8%, from $303.9 million in the three months ended May 31, 2007, to $0.6 million in the three months ended May 31, 2008. Cost of commodities sold decreased $298.3 million, or 99.9%, from $298.5 million in the three months ended May 31, 2007, to $0.2 million in the three months ended May 31, 2008. The decrease in sales and cost of commodities sold is primarily due to the fact that beginning in the fourth quarter of fiscal 2007, we no longer include the financial statements of FGDI in our consolidated financial statements. During the three months ended May 31, 2008, sales and costs of commodities sold relate to CCX CFIs purchased and sold through FCStone Carbon LLC’s (“FCStone Carbon”) operations, which are included in the C&RM operating segment.

Gross profit on commodities sold decreased $4.9 million from $5.3 million in the three months ended May 31, 2007, to $0.4 million in the three months ended May 31, 2008, primarily as a result of FGDI’s operations no longer being included in the consolidated statement of operations in 2008.

Commissions and Clearing Fees. Commissions and clearing fees increased $14.1 million, or 40.1%, from $35.3 million in the three months ended May 31, 2007, to $49.4 million in the three months ended May 31, 2008. The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the three months ended May 31, 2007 and 2008.

	Three Months Ended May 31,
	2007	2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$31,678	$45,187
Commissions and clearing fees – Forex trades	3,613	4,239

Total commissions and clearing fees	$35,291	$49,426

Exchange contract trade volume (in millions)	14.2	26.6

Overall exchange-traded total volume increased by 12.4 million, or 87.8%, from 14.2 million contracts in the three months ended May 31, 2007, to 26.6 million contracts in the three months ended May 31, 2008. This increase was primarily related to a book of business acquired in the fourth quarter of fiscal 2007, which features an increased amount of high-volume, low-margin electronic trades from several large customers, which provide incremental profit. Commissions and fees related to Forex trades increased by approximately $0.6 million, primarily as a result of an increase in customer trading activity.

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $15.9 million, or 147.9%, from $10.7 million in the three months ended May 31, 2007, to $26.6 million in the three months ended May 31, 2008. This increase was primarily related to OTC brokerage fees, due to an increase in OTC contract volume from our energy, renewable fuels, Latin American/Brazilian and Chinese customers. The following table sets forth our OTC contract volume for the three months ended May 31, 2007 and 2008.

	Three Months Ended May 31,
	2007	2008
OTC contract volume	176,266	294,041

OTC contract volume increased approximately 117,775, or 66.8%, in the three months ended May 31, 2008, compared to the three months ended May 31, 2007.

Interest Income. Interest income decreased $6.7 million, or 56.0%, from $12.0 million in the three months ended May 31, 2007, to $5.3 million in the three months ended May 31, 2008. The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the three months ended May 31, 2007 and 2008.

	Three Months Ended May 31,
	2007	2008
	(in thousands)
Customer segregated assets, end of period	$913,584	$1,386,595
90-day Treasury bill average rates for period	4.93%	1.72%

The decrease in interest income was due to a combination of the significant decrease in short-term interest rates, despite the increase in investable customer segregated and OTC funds and the decline in the value of certain interest related derivative contracts. The derivative contracts were entered into for the purpose of managing a portion of our exposure to changes in interest rates and were reported at fair value through a mark-to-market adjustment. During May 2008, we liquidated these derivative contracts and realized a loss for the three months ended May 31, 2008 of approximately $5.0 million. This had the effect of reversing a $4.9 million unrealized gain recognized in the six months ended February 29, 2008. Decreased activity in the commodity inventory financing program also contributed to the decline in interest income.

Other Revenues. Other revenues increased by $0.6 million from $1.0 million in the three months ended May 31, 2007, to $1.6 million in the three months ended May 31, 2008. The increase was primarily the result of a $0.4 million increase in income from equity investments, mainly resulting from our remaining equity interest in FGDI.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $6.6 million, or 57.8%, from $11.5 million in the three months ended May 31, 2007, to $18.1 million in the three months ended

May 31, 2008. The expense increase was primarily a result of volume-related increased broker commissions driven by higher exchange-contract commissions and OTC revenues in the C&RM segment, offset by employee compensation of FGDI no longer being consolidated. Excluding FGDI’s employee compensation and broker commissions in the three months ended May 31, 2007, employee compensation and broker commission increased $8.2 million.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $9.8 million, or 55.2% from $17.6 million in the three months ended May 31, 2007, to $27.4 million in the three months ended May 31, 2008. This increase was entirely related to increased volumes of exchange-traded contracts.

Introducing Broker Commissions. Introducing broker commissions remained relatively flat in total, at $8.8 million in the three months ended May 31, 2007 and 2008, respectively. Increases in introducing broker commissions related to exchange-traded contracts were offset by a decrease in introducing broker commissions related to Forex trades in the C&RM segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $1.0 million, or 34.7%, from $2.9 million in the three months ended May 31, 2007, to $3.9 million in the three months ended May 31, 2008. This increase was primarily related to the additional payroll taxes from increased employee compensation and broker commissions and offset by employee benefit and payroll expense of FGDI no longer being consolidated. Excluding FGDI’s employee benefits and payroll taxes in the three months ended May 31, 2007, employee benefits and payroll expense increased $1.4 million.

Interest. Interest expense decreased $1.2 million, or 46.0%, from $2.6 million in the three months ended May 31, 2007, to $1.4 million in the three months ended May 31, 2008. This decrease was due partially to the fact that we no longer consolidate the financial statements of FGDI, which utilized lines of credit extensively. Excluding FGDI’s interest expense for the three months ended May 31, 2007, interest expense decreased $0.1 million due to lower short-term rates and a decrease in activity in the commodity inventory financing programs.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 32.2%, from $0.5 million in the three months ended May 31, 2007, to $0.6 million in the three months ended May 31, 2008. Offsetting this increase, is the fact that we no longer consolidate the financial statements of FGDI, which carried a significant amount of fixed assets related to equipment and grain storage facilities. Excluding FGDI’s depreciation for the three months ended May 31, 2007, depreciation and amortization increased $0.3 million, which is primarily a result of the amortization of intangible assets with determinable lives, to which value was assigned as part of acquisitions completed in fiscal 2008.

Bad Debt Expense. Bad debt expense increased $1.6 million, from $0.1 million in the three months ended May 31, 2007, to $1.7 million in the three months ended May 31, 2008. The increase in bad debt expense reflects the increase in the allowance for doubtful accounts, net of recoveries, and direct write-offs in the C&RM segment and Clearing and Execution segment for specific customer deficit accounts arising during the three months ended May 31, 2008. Certain customer account deficits related to unprecedented synthetic settlement pricing in the cotton market occurring on March 3, 2008, as the customers were unable to meet the margin calls to the Company in the amounts as required by the exchange.

Other Expenses. Other expenses increased $1.0 million, or 14.3%, from $7.3 million in the three months ended May 31, 2007, to $8.3 million in the three months ended May 31, 2008. Excluding FGDI’s other expenses for the three months ended May 31, 2007, other expenses increased $2.3 million. This increase is primarily due to increases in various professional fees in support of the business, insurance premiums and volume based data processing transaction fees.

Income Tax Expense. Our provision for income taxes was $4.9 million in the three months ended May 31, 2007 and 2008. Our effective income tax rate was 37.4% in the three months ended May 31, 2007 and 37.0% for the three months ended May 31, 2008.

Operations by Segment

Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007.

Our reportable operating segments consist of C&RM, Clearing and Execution Services and Financial Services. Direct corporate revenues and expenses and equity earnings from equity affiliates that are not easily identified with one of our three operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interest and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission and clearing fee revenue and clearing fee expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the Consolidated Statements of Operations is included in Note 10 to the consolidated financial statements.

We prepared the financial results for our operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. Segment income before minority interest and income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

The segment results that follow present the segment information from continuing operations, and exclude Green Diesel’s operating results. All historical information in the table has been restated to conform to this presentation.

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from four primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts, (2) brokerage fees from OTC transactions, (3) interest income derived from cash balances in our customers’ accounts, and (4) risk management service and consulting fees. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In the three months ended May 31, 2008, this segment represented approximately 89% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended May 31,
	2007	2008
	(in thousands)
Sales of commodities	$1,265	$608
Cost of commodities sold	1,262	205

Gross profit on commodities sold	3	403
Commissions and clearing fees	12,151	16,062
Service, consulting and brokerage fees	10,873	26,733
Interest	5,793	1,140
Other	41	24

Revenues, net of cost of commodities sold	28,861	44,362
Costs and expenses:
Expenses (excluding interest expense)	18,853	28,735
Interest expense	87	276

Total costs and expenses (excluding cost of commodities sold)	18,940	29,011

Segment income before minority interest and income taxes	$9,921	$15,351

Sales of commodities and cost of commodities sold were $0.6 million and $0.2 million, respectively, in the three months ended May 31, 2008, and were comprised of FCStone Carbon’s purchase and sale of CCX CFIs. Such sales generated $0.4 million in gross profit for the three month period ended May 31, 2008. The sale of commodities and cost of commodities sold activity during the three months ended May 31, 2007 was related to our occasional participation, on behalf of customers, as a principal in back-to-back ethanol transactions.

Commissions and clearing fee revenues increased $3.9 million, or 32.0%, from $12.2 million in the three months ended May 31, 2007, to $16.1 million in the three months ended May 31, 2008. This increase in commissions and clearing fees was primarily due to higher average transaction fees per contract and a 127,150 contract, or 16.5% increase in trading volume for exchange-traded contracts, from 771,049 contracts in the three months ended May 31, 2007, to 898,199 contracts in the three months ended May 31, 2008. Additionally, revenue from Forex trade commissions increased $0.6 million in the three months ended May 31, 2008 as compared to the similar prior year period. Service, consulting and brokerage fees increased $15.8 million, or 145.0%, from $10.9 million in the three months ended May 31, 2007, to $26.7 million in the three months ended May 31, 2008. This increase was primarily due to the significant increase in OTC contract volume from energy, renewable fuels, Latin America/Brazilian and Chinese customers and an increased average contract rate stemming from the mix of types of contracts executed. Interest income decreased $4.7 million, or 81.0%, from $5.8 million in the three months ended May 31, 2007, to $1.1 million in the three months ended May 31, 2008, which was a combination of the significant decrease in short-term interest rates and the decline in the value of certain interest related derivative contracts. The derivative contracts were entered into for the purpose of managing a portion of our exposure to changes in interest rate and were reported at fair value through a mark-to-market adjustment. During May 2008, we liquidated these derivative contracts and realized a loss for the three months ended May 31, 2008 of approximately $2.5 million. This had the effect of reversing a $2.5 million unrealized gain recognized in the six months ended February 29, 2008. The decline in interest income was partially offset by the increase in investable customer segregated and OTC funds.

As a result of the above, revenues, net of cost of commodities sold, increased $15.5 million, or 53.6%, from $28.9 million in the three months ended May 31, 2007, to $44.4 million in the three months ended May 31, 2008.

Expenses, excluding interest expense, increased $9.8 million, or 51.9%, from $18.9 million in the three months ended May 31, 2007, to $28.7 million in the three months ended May 31, 2008. The expense increase was primarily related to the large OTC volume and revenue increase and included a $7.2 million increase in employee compensation and broker commissions and related benefits, a $0.3 million increase in pit brokerage and clearing fees, a $1.9 million increase in other expenses, including professional fees, travel expenses and insurance. Additionally, bad debt expense increased $0.6 million as a result of specific customer deficit accounts arising during the three months ended May 31, 2008.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. In the three months ended May 31, 2008, this segment represented approximately 7% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended May 31,
	2007	2008
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	23,254	33,527
Service, consulting and brokerage fees	—	—
Interest	4,237	2,515
Other	5	425

Revenues, net of cost of commodities sold	27,496	36,467
Costs and expenses:
Expenses (excluding interest expense)	23,587	35,193
Interest expense	108	14

Total costs and expenses (excluding cost of commodities sold)	23,695	35,207

Segment income before minority interest and income taxes	$3,801	$1,260

Commissions and clearing fees increased $10.2 million, or 43.8%, from $23.3 million in the three months ended May 31, 2007, to $33.5 million in the three months ended May 31, 2008. This increase was the result of increased trading volume due to continued price volatility in energy, metals and soft commodities (coffee, sugar and cocoa) and the addition of several new large volume customers. Contract trading volume increased 12.3 million contracts, or 91.9%, from 13.4 million contracts in the three months ended May 31, 2007, to 25.7 million contracts in the three months ended May 31, 2008. We continue to show significant increases in contract volume, as we gained a large amount of high-volume, low margin electronic trades from several new large customers acquired during the fourth quarter of fiscal 2007, which have provided incremental profit. The average rate received per contract decreased as a result of the infusion of these additional lower-margin electronic trades. Interest income decreased $1.7 million, or 40.5%, from $4.2 million in the three months ended May 31, 2007, to $2.5 million in the three months ended May 31, 2008, which was a combination of the significant decrease in short-term interest rates and the decline in the value of certain interest-related derivative contracts. The derivative contracts were entered in to for the purpose of managing a portion of our exposure to changes in interest rate and were reported at fair value through a mark-to- market adjustment. During May 2008, we liquidated these derivative contacts and realized a loss for the six months ended May 31, 2008 of approximately $2.5 million. This had the effect of reversing a $2.5 million unrecognized gain recognition in the three months ended February 29, 2008. The decline in interest income was partially offset by the increase in investable customer segregated and OTC funds.

Expenses, excluding interest expense, increased $11.6 million, or 49.2%, from $23.6 million in the three months ended May 31, 2007, to $35.2 million in the three months ended May 31, 2008. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $9.6 million and introducing broker commissions of $0.5 million. Additionally, bad debt expense increased $1.0 million as a result of specific customer deficit accounts arising during the three months ended May 31, 2008. Interest expense decreased in the three months ended May 31, 2008, primarily due to the reduction in the amount of subordinated debt borrowings outstanding after our initial public offering.

Financial Services

The Financial Services segment is composed of two wholly-owned subsidiaries: FCStone Financial, Inc. and FCStone Merchant Services. Through these subsidiaries, we finance and facilitate physical commodity inventories through product financing arrangements, or by entering into repurchase agreements or hedged commodity transactions with our customers. In addition, at times we enter into arrangements with clients to share profits from transactions in physical commodities in exchange for financial support.

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted share of the profit. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In the three months ended May 31, 2008, this segment represented 4% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Three Months Ended May 31,
	2007	2008
	(in thousands)
Sales of commodities	$3,849	$—
Cost of commodities sold	3,835	—

Gross profit on commodities sold	14	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	1,903	1,569
Other	653	806

Revenue, net cost of commodities sold	2,570	2,375
Costs and expenses:
Expenses (excluding interest expense)	542	596
Interest expense	1,471	1,123

Total costs and expenses (excluding cost of commodities sold)	2,013	1,719

Segment income before minority interest and income taxes	$557	$656

We occasionally participate in financing transactions where we act as a principal, which requires us to record the gross amount of revenue and costs from commodity sales, in the three months ended May 31, 2007, there were sales of commodities and cost of commodities sold of $3.8 million, respectively. There was no such activity during the three months ended May 31, 2008.

Interest income decreased $0.3 million, or 15.8%, from $1.9 million in the three months ended May 31, 2007, to $1.6 million in the three months ended May 31, 2008. This decrease resulted from a combination of decreased activity in the grain inventory financing program and lower short-term interest rates. Other income, primarily comprised of transportation related income, transactional financing income and patronage income, increased $0.1 million, from $0.7 million in the three months ended May 31, 2007, to $0.8 million in the three months ended May 31, 2008.

Expenses, excluding interest expense, increased from $0.5 million in the three months ended May 31, 2007, to $0.6 million in the three months ended May 31, 2008. Interest expense decreased $0.4 million, or 26.7%, from $1.5 million in the three months ended May 31, 2007, to $1.1 million in the three months ended May 31, 2008. The decrease in interest expense resulted from the combination of decreased activity in the grain inventory financing program and lower short-term interest rates.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds, direct corporate expenses, primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance, and expenses incurred in the ongoing development of Agora-X, a startup subsidiary formed to develop an electronic communications network for OTC commodity contracts.

The Corporate and Other segment generated $0.5 million of revenue during the three months ended May 31, 2007, primarily consisting of interest income on corporate funds. This segment generated $0.5 million of revenue during the three months ended May 31, 2008, primarily consisting of income from our equity interest in the earnings of FGDI and interest income on corporate funds. Our consolidated financial statements included the accounts of FGDI on a consolidated basis for the three months ended May 31, 2007, as we previously held a majority interest in FGDI until the sale of the majority interest on June 1, 2007. Corporate expenses for the three months ended May 31, 2007 and 2008 were $2.2 million and $3.9 million, respectively. The primary reasons for the increase were additional non-broker-related employee compensation, insurance and professional fees.

Nine Months Ended May 31, 2008 Compared to Nine Months Ended May 31, 2007

Executive Summary

Net income increased $11.9 million, or 55.9%, from $21.3 million in the nine months ended May 31, 2007, to $33.2 million in the nine months ended May 31, 2008, and included losses from discontinued operations, net of tax, of $0.2 million and $6.1 million in such nine month periods, respectively.

Net income from continuing operations increased $17.8 million, or 82.8%, from $21.5 million in the nine months ended May 31, 2007, to $39.3 million in the nine months ended May 31, 2008. We continue to experience strong revenue growth in our service, consulting and brokerage fees and commissions and clearing fees stemming from significant increases in OTC contract trading volumes and exchange-traded contract volumes from new and existing customers. OTC contract trading volume increased by 503,126 contracts, or 108.8%, from 462,510 in the nine months ended May 31, 2007, to 965,636 in the nine months ended May 31, 2008. The growth in OTC contract trading volume was primarily due to continued growth in our renewable fuels and Latin American/Brazilian businesses. Also, exchange-traded contract volume increased by 36.6 million contracts, or 90.5%, from 40.5 million in the nine months ended May 31, 2007, to 77.1 million in the nine months ended May 31, 2008. The exchange-traded contract volume and related commission revenue increases in the C&RM segment continued to be affected by ongoing volatility in the grain markets. In the Clearing and Execution Services segment, we continue to show a significant increase in contract volume for the first nine months of fiscal 2008 over fiscal 2007, as we have realized a considerable amount of high-volume electronic trades from several large customers acquired during the fourth quarter of fiscal 2007. Additionally, the increase in net income from continuing operations has been impacted by higher interest income generated by significantly larger investable customer segregated and OTC funds, despite lower short-term interest rates. The liquidation of interest rate related derivative instruments in May 2008 resulted in an overall minimal realized gain for the nine months ended May 31, 2008.

In February 2008, we undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we decided to cease construction and development of the biodiesel facility and pursue immediate sale of the plant assets and inventory. Accordingly, during the second quarter of fiscal 2008, we classified Green Diesel’s biodiesel plant as a discontinued operation. In connection with the plan of disposal, we determined that the carrying value of the underlying plant asset exceeded its fair value at February 29, 2008. In February 2008, we recorded an impairment pre-tax loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder, which is included in loss on discontinued operations, net of tax. We continue to pursue the sale of Green Diesel, and during the nine months ended May 31, 2008, the loss from discontinued operations, net of tax totaled approximately $6.1 million.

As a result of the sale of our controlling interest in FGDI on June 1, 2007, we no longer include the assets, liabilities, revenues and expenses of FGDI in our consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded under the equity method as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the nine month period ended May 31, 2007 related to FGDI were $1,077.9 million and $1,060.6 million, respectively.

The following chart provides revenues, costs and expenses, and net income for the period comparison.

	Nine Months Ended May 31, 2007		Nine Months Ended May 31, 2008		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$1,101,752	N/M	$1,958	N/M	$(1,099,794)	(99.8)%
Cost of commodities sold	1,084,200	N/M	1,035	N/M	(1,083,165)	(99.9)%

Gross profit on commodities sold	17,552	9.6%	923	0.4%	(16,629)	(94.7)%
Commissions and clearing fees	101,547	55.8%	134,876	54.3%	33,329	32.8%
Service, consulting and brokerage fees	29,152	16.0%	66,629	26.8%	37,477	128.6%
Interest	31,172	17.1%	37,535	15.1%	6,363	20.4%
Other revenues	2,580	1.5%	8,267	3.4%	5,687	N/M

Revenues, net of cost of commodities sold (1)	182,003	100.0%	248,230	100.0%	66,227	36.4%

Costs and expenses
Employee compensation and broker commissions	34,624	19.1%	46,542	18.8%	11,918	34.4%
Pit brokerage and clearing fees	47,182	25.9%	73,562	29.6%	26,380	55.9%
Introducing broker commissions	25,208	13.9%	24,893	10.0%	(315)	(1.2)%
Employee benefits and payroll taxes	8,252	4.5%	9,812	4.0%	1,560	18.9%
Interest expense	9,069	5.0%	4,404	1.8%	(4,665)	(51.4)%
Depreciation and amortization	1,336	0.7%	1,336	0.5%	—	0.0%
Bad debt expense	1,632	0.9%	1,905	0.8%	273	16.7%
Other expenses	19,770	10.8%	23,035	9.3%	3,265	16.5%

Total costs and expenses (excluding cost of commodities sold)	147,073	80.8%	185,489	74.7%	38,416	26.1%

Income from continuing operations before income tax expense and minority interest	34,930	19.2%	62,741	25.3%	27,811	79.6%
Minority interest	639	0.4%	(50)	0.0%	(689)	N/M

Income from continuing operations before income tax expense	34,291		62,791		28,500	83.1%
Income tax expense	12,800	7.0%	23,500	9.5%	10,700	83.6%

Net income from continuing operations	$21,491	11.8%	$39,291	15.8%	$17,800	82.8%

Loss from discontinued operations, net of tax	(188)	(0.1)%	(6,083)	(2.5)%	(5,895)	N/M

Net income	$21,303		33,208		11,905	55.9%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M	– Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $66.2 million, or 36.4%, from $182.0 million in the nine months ended May 31, 2007, to $248.2 million in the nine months ended May 31, 2008.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $1,099.8 million, or 99.8%, from $1,101.8 million in the nine months ended May 31, 2007, to $2.0 million in the nine months ended May 31, 2008. Cost of commodities sold decreased $1,083.2 million, or 99.9%, from $1,084.2 million in the nine months ended May 31, 2007, to $1.0 million in the nine months ended May 31, 2008. During the nine months ended May 31, 2007, the majority of the sales and cost of commodities sold related to the purchase and sale of grain by FGDI, and the significant decreases in each are due to the fact that beginning in the fourth quarter of fiscal 2007, we no longer include the financial statements of FGDI in our consolidated financial statements. During the nine months ended May 31, 2008, sales and costs of commodities sold relate to CCX CFIs purchased and sold through FCStone Carbon’s operations, which are included in the C&RM operating segment.

Gross profit on commodities sold decreased $16.6 million from $17.5 million in the nine months ended May 31, 2007, to $0.9 million in the nine months ended May 31, 2008, primarily as a result of FGDI’s operations no longer being included in the consolidating statement of operations in 2008.

Commissions and Clearing Fees. Commissions and clearing fees increased $33.3 million, or 32.8%, from $101.5 million in the nine months ended May 31, 2007, to $134.9 million in the nine months ended May 31, 2008. The increase was due to higher trading volume, which increased by 36.6 million exchange-traded contracts, or 90.5%, from 40.5 million contracts in the nine months ended May 31, 2007, to 77.1 million contracts in the nine months ended May 31, 2008. Offsetting this increase was a slight decrease in Forex trades of approximately $0.7 million.

	Nine months Ended May 31,
	2007	2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$92,730	$126,742
Commissions and clearing fees – Forex trades	8,817	8,134

Total commissions and clearing fees	$101,547	$134,876

Exchange contract trade volume (in millions)	40.5	77.1

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $37.4 million, or 128.6%, from $29.2 million in the nine months ended May 31, 2007, to $66.6 million in the nine months ended May 31, 2008. The revenue increase resulted primarily from an increase in OTC contract volume from our energy, renewable fuels, Latin American/Brazilian and China customers. The following table sets forth our OTC contract volume for the nine months ended May 31, 2007 and 2008.

	Nine months Ended May 31,
	2007	2008
OTC contract volume	462,510	965,636

OTC contract volume increased 503,126, or 108.8%, from approximately 462,510 contracts in the nine months ended May 31, 2007, to approximately 965,636 contracts in the nine months ended May 31, 2008.

Interest Income. Interest income increased $6.3 million, or 20.4%, from $31.2 million in the nine months ended May 31, 2007, to $37.5 million in the nine months ended May 31, 2008. The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the nine months ended May 31, 2007 and 2008.

	Nine months Ended
	May 31, 2007	May 31, 2008
	(in thousands)
Customer segregated assets, end of period	$913,584	$1,386,595
90-day Treasury bill average rates for period	4.98%	2.62%

The increase was primarily due to the significant increase in investable customer segregated and OTC funds, despite the decline in short-term interest rates and decreased activity in the commodity inventory financing program. During the nine months ended May 31, 2008, we entered into and subsequently closed out of several interest related derivative contracts resulting in a realized gain of $0.1 million. The derivative contracts were entered into for the purpose of managing a portion of our exposure to changes in interest rates.

Other Revenues. Other revenues increased by $5.7 million, or 220.4%, from $2.6 million in the nine months ended May 31, 2007, to $8.3 million in the nine months ended May 31, 2008. The increase was primarily the result of several non-recurring items, including a $3.2 million of realized gains on the sale of excess exchange stock and trading rights. Additionally, income from equity investments increased by $2.3 million, primarily resulting from our remaining equity interest in FGDI and income from transactional financing arrangements within our Financial Services segment increased $0.7 million.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $11.9 million, or 34.4%, from $34.6 million in the nine months ended May 31, 2007, to $46.5 million in the nine months ended May 31, 2008. This increase was primarily a result of a volume-related increase in broker commissions due to the higher service, consulting and brokerage fee revenue within our C&RM segment, and higher executive and staff incentive compensation due to increased profitability and additional personnel. Excluding FGDI’s employee compensation and broker commissions in the nine months ended May 31, 2007, employee compensation and broker commission increased $17.0 million.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $26.4 million, or 55.9% from $47.2 million in the nine months ended May 31, 2007, to $73.6 million in the nine months ended May 31, 2008. This increase was entirely related to increased volumes of exchange traded contracts.

Introducing Broker Commissions. Introducing broker commissions decreased $0.3 million, or 1.2%, from $25.2 million in the nine months ended May 31, 2007, to $24.9 million in the nine months ended May 31, 2008. A significant decrease in introducing broker commissions related to Forex trades in the C&RM segment were offset by increases in introducing broker commissions related to exchange-traded contracts.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $1.5 million, or 18.9%, from $8.3 million in the nine months ended May 31, 2007, to $9.8 million in the nine months ended May 31, 2008. This increase was primarily related to the higher employee compensation and broker commissions, and offset by employee benefit and payroll expense of FGDI no longer being consolidated. Excluding FGDI’s employee benefits and payroll taxes for the nine months ended May 31, 2007, employee benefits and payroll expense increased $2.8 million.

Interest. Interest expense decreased $4.7 million, or 51.4%, from $9.1 million in the nine months ended May 31, 2007, to $4.4 million in the nine months ended May 31, 2008. This decrease was due partially to the fact that we no longer consolidate the financial statements of FGDI, which utilized lines of credit extensively. Excluding FGDI’s interest expense for the nine months ended May 31, 2007, interest expense decreased only $1.6 million due to decreased activity and lower short-term borrowing rates in the commodity inventory financing program and the elimination of corporate debt following the initial public offering in March 2007.

Depreciation and Amortization. Depreciation and amortization was $1.3 million in the nine months ended May 31, 2007 and 2008. However, excluding FGDI’s depreciation for the nine months ended May 31, 2007, depreciation and amortization increased $0.6 million during the nine months ended May 31, 2008. This increase is due to additional depreciation on new equipment and software and also a result of amortization of intangible assets with determinable lives, acquired as part of acquisitions completed in fiscal 2008.

Bad Debt Expense. Bad debt expense increased $0.3 million, or 16.7%, from $1.6 million in the nine months ended May 31, 2007, to $1.9 million in the nine months ended May 31, 2008. For the nine months ended May 31, 2007, $1.3 million of bad debt expense was primarily a result of losses recorded for failure of a commodity pool limited partnership to meet margin requirements. For the nine months ended May 31, 2008, bad debt expense reflects the increase to the allowance for doubtful accounts, net of recoveries, and direct write-offs recorded in the C&RM segment and Clearing and Execution segment, for specific customer deficit accounts arising during the three months ended May 31, 2008. Certain customer account deficits related to unprecedented synthetic settlement pricing in the cotton market occurring on March 3, 2008, as the customers were unable to meet the margin calls to the Company in the amounts as required by the exchange.

Other Expenses. Other expenses increased $3.2 million, or 16.5%, from $19.8 million in the nine months ended May 31, 2007, to $23.0 million in the nine months ended May 31, 2008. Excluding FGDI’s other expenses for the nine months ended May 31, 2007, other expenses would have increased $7.3 million. This additional expense was primarily due to increases in professional fees, insurance and technology to support our business.

Income Tax Expense. Our provision for income taxes increased $10.7 million, from $12.8 million in the nine months ended May 31, 2007, to $23.5 million in the nine months ended May 31, 2008. The increase was primarily due to higher profitability. Our effective income tax rate was 37.3% in the nine months ended May 31, 2007 compared to 37.4% for the nine months ended May 31, 2008.

Operations by Segment

Nine months Ended May 31, 2008 Compared to Nine months Ended May 31, 2007.

Commodity and Risk Management Services

In the nine months ended May 31, 2008, this segment represented approximately 77% of our consolidated income before minority interest, income tax and corporate overhead. The following table provides the financial performance for this segment.

	Nine months Ended May 31,
	2007	2008
	(in thousands)
Sales of commodities	$3,807	$1,958
Cost of commodities sold	3,722	1,035

Gross profit on commodities sold	85	923
Commissions and clearing fees	38,090	42,379
Service, consulting and brokerage fees	29,548	66,940
Interest	14,181	14,788
Other	147	3,103

Revenues, net of cost of commodities sold	82,051	128,133
Costs and expenses:
Expenses (excluding interest expense)	55,129	73,522
Interest expense	284	333

Total costs and expenses (excluding cost of commodities sold)	55,413	73,855

Segment income before minority interest and income taxes	$26,638	$54,278

Sales of commodities decreased $1.8 million, or 47.4%, from $3.8 million in the nine months ended May 31, 2007, to $2.0 million in the nine months ended May 31, 2008. The cost of commodities sold decreased $2.7 million, or 73.0%, from $3.7 million in the nine months ended May 31, 2007, to $1.0 million in the nine months ended May 31, 2008. The sales and cost of commodities sold during the nine month period ended May 31, 2007 reflect our occasional participation, on behalf of customers as a principal in back-to-back ethanol transactions, and generated minimal gross profit. There was no such activity during the nine months ended May 31, 2008. The sales and cost of commodities sold during the nine months ended May 31, 2008 reflect the purchase and sale of CCX CFIs, and generated $0.9 million in gross profit.

Commissions and clearing fee revenues increased $4.3 million, or 11.3%, from $38.1 million in the nine months ended May 31, 2007, to $42.4 million in the nine months ended May 31, 2008. This increase in commissions and clearing fees was primarily due to the significant grain market price volatility, which resulted in a 0.2 million contract, or 9.1%, increase in trading volume for exchange-traded contracts, from 2.2 million contracts in the nine months ended May 31, 2007, to 2.4 million contracts in the nine months ended May 31, 2008 and a slight increase in the average commission and clearing fee earned. Offsetting this increase in trading volume was a decrease in Forex trade commissions, of $0.7 million. Service, consulting and brokerage fees increased $37.4 million, or 126.8%, from $29.5 million in the nine months ended May 31, 2007, to $66.9 million in the nine months ended May 31, 2008. This increase was primarily due to a significant increase in OTC contract volume from renewable fuels customers and Latin America/Brazilian customers. Our increasing penetration of the renewable fuels business in particular resulted in a sharp increase in volume during the nine months ended May 31, 2008. Interest income increased $0.6 million, or 4.2%, from $14.2 million in the nine months ended May 31, 2007, to $14.8 million in the nine months ended May 31, 2008, due to a significant increase in investable customer segregated and OTC funds, which was partially offset by lower short term interest rates. The liquidation of interest rate related derivative instruments in May 2008 resulted in an overall minimal realized gain for the nine months ended May 31, 2008.

Revenues, net of cost of commodities sold, increased $46.0 million, or 56.0%, from $82.1 million in the nine months ended May 31, 2007, to $128.1 million in the nine months ended May 31, 2008.

Expenses, excluding interest expense, increased $18.4 million, or 33.4%, from $55.1 million in the nine months ended May 31, 2007, to $73.5 million in the nine months ended May 31, 2008. The expense increase was primarily related to the large volume and revenue increase and included a $16.5 million increase in employee compensation and broker commissions and related benefits, partially offset by a $0.7 million decrease in introducing broker commissions, primarily related to the decrease in Forex trades. Additionally, bad debt expense increased $0.9 million as a result of specific customer deficit accounts arising during the nine months ended May 31, 2008.

Clearing and Execution Services

In the nine months ended May 31, 2008, this segment represented approximately 21% of our consolidated income before minority interest, income tax and corporate overhead. The following table provides the financial performance for this segment.

	Nine months Ended May 31,
	2007	2008
	(in thousands)
Sales of commodities	$—	$—
Cost of commodities sold	—	—

Gross profit on commodities sold	—	—
Commissions and clearing fees	63,953	93,179
Service, consulting and brokerage fees	—	—
Interest	11,722	16,849
Other	105	425

Revenues, net of cost of commodities sold	75,780	110,453
Costs and expenses:
Expenses (excluding interest expense)	64,367	95,326
Interest expense	572	55

Total costs and expenses (excluding cost of commodities sold)	64,939	95,381

Segment income before minority interest and income taxes	$10,841	$15,072

Commissions and clearing fees increased $29.2 million, or 45.6%, from $64.0 million in the nine months ended May 31, 2007, to $93.2 million in the nine months ended May 31, 2008. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility and the addition of several large volume customers. Contract trading volume increased 36.4 million contracts, or 95.2%, from 38.2 million contracts in the nine months ended May 31, 2007, to 74.6 million contracts in the nine months ended May 31, 2008. We continue to show significant increases in contract volume in fiscal 2008 compared to fiscal 2007, as we gained a large amount of high-volume, low-margin electronic trades from several new large customers acquired during the fourth quarter of fiscal 2007, which provide incremental profit. The average rate received per contract decreased as a result of the infusion of these additional lower-margin electronic trades. Interest income increased $5.1 million, or 43.6%, from $11.7 million in the nine months ended May 31, 2007, to $16.8 million in the nine months ended May 31, 2008, primarily due to a significant increase in investable customer segregated funds, offset by lower short-term interest rates. The liquidation of interest rate related derivative instruments in May 2008 resulted in an overall minimal realized gain for the nine months ended May 31, 2008. Other income for the nine months ended May 31, 2008 included dividends and a nonrecurring realized gain from the sale of exchange stock, whereas the nine months ended May 31, 2007 was comprised of a realized gain on the conversion of an exchange membership seat to common stock.

Expenses, excluding interest expense, increased $30.9 million, or 48.0%, from $64.4 million in the nine months ended May 31, 2007, to $95.3 million in the nine months ended May 31, 2008. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $26.7 million, introducing broker commissions of $1.7 million as well as related increased volume based data processing transaction fees. Additionally, bad debt expense increased $0.9 million as a result of specific customer deficit accounts arising during the nine months ended May 31, 2008. Interest expense decreased $0.5 million from $0.6 million in the nine months ended May 31, 2007, to $0.1 million in the nine months ended May 31, 2008, primarily due to the significant reduction in the amount of subordinated debt borrowings outstanding after our initial public offering.

Financial Services

In the nine months ended May 31, 2008, this segment represented 2% of our consolidated income before minority interest, income tax and corporate overhead. The following table provides the financial performance of this segment.

	Nine months Ended May 31,
	2007	2008
	(in thousands)
Sales of commodities	$20,006	$—
Cost of commodities sold	19,904	—

Gross profit on commodities sold	102	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	6,061	5,469
Other	1,335	2,372

Revenue, net cost of commodities sold	7,498	7,841
Costs and expenses:
Expenses (excluding interest expense)	1,621	2,500
Interest expense	4,873	4,158

Total costs and expenses (excluding cost of commodities sold)	6,494	6,658

Segment income before minority interest and income taxes	$1,004	$1,183

The sale of commodities and cost of commodities sold were $20.0 million and $19.9 million, respectively, in the nine months ended May 31, 2007. These sales and cost of commodities sold generated minimal gross profit, and relate to several financing transactions during the nine months ended May 31, 2007, that we entered into as a principal, which requires us to record the gross amount of revenue and costs from commodity sales. There were no such financing transactions during the nine months ended May 31, 2008.

Interest income decreased $0.6 million, or 9.8%, from $6.1 million in the nine months ended May 31, 2007, to $5.5 million in the nine months ended May 31, 2008. This decrease resulted from decreased activity in the grain inventory financing program and lower short-term interest rates. Other income increased $1.1 million, from $1.3 million in the nine months ended May 31, 2007, to $2.4 million in the nine months ended May 31, 2008. This increase is primarily due to several profitable commodity financing transactions in which we acted as an agent and received a contracted profit-share percentage of the overall transaction profit.

Expenses, excluding interest expense, increased $0.9 million, from $1.6 million in the nine months ended May 31, 2007, to $2.5 million in the nine months ended May 31, 2008. The increase is primarily a result of a $0.6 million charge to bad debt expense to reserve for interest and management fees due from Green Diesel. Interest expense decreased $0.7 million, or 14.3%, from $4.9 million in the nine months ended May 31, 2007, to $4.2 million in the nine months ended May 31, 2008. The decrease in interest expense resulted from reduced borrowings related to the decreased activity in the grain inventory financing program and lower short-term interest rates.

Corporate and Other

The Corporate and Other segment generated $0.8 million of revenue during the nine months ended May 31, 2007, primarily consisting of investment income on corporate funds. Revenues for the nine months ended May 31, 2008 were $3.2 million and include $2.3 million for the equity interest in the earnings of FGDI and investment income on corporate funds. Our consolidated financial statements included the accounts of FGDI on a consolidated basis for the nine month period ended May 31, 2007, as we previously held a majority interest in FGDI until the sale of the majority interest on June 1, 2007. Corporate expenses for the nine months ended May 31, 2007, and May 31, 2008 were $6.5 million and $10.1 million, respectively. The primary reasons for the increase were the additional non-broker-related employee compensation, insurance and professional fees.

Liquidity and Capital Resources

Overview

We recently increased our lines of credit availability, and believe through our available capacity under our revolving credit facilities, projected operating cash flows and our remaining balance of available cash and temporary cash investments we can continue to support additional growth in each segment of our operations. We will continuously monitor our liquidity position and believe our strong financial position provides us excellent access to the credit and capital markets.

Primary Sources and Uses of Cash

Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. Prior to our IPO in March 2007, we supplemented operating cash flow with debt to fund these activities, primarily in the previously-reported Grain Merchandising segment. We continue to utilize our credit facilities to fund our financing operations in the Financial Services segment. FCStone, our futures commission merchant, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. Also, from time-to-time FCStone utilizes subordinated debt to increase its excess regulatory capital.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and highly-liquid investments with original maturities of three months or less at the date of purchase. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table presents a summary of unrestricted cash flows for the nine months ended May 31, 2007, compared to the nine months ended May 31, 2008.

	Nine months ended May 31,
	2007	2008
	(dollars in thousands)
Cash flows (used in) provided by:
Operating activities	$(16,321)	$(62,677)
Investing activities	(52,047)	(25,857)
Financing activities	109,896	53,424
Discontinued operations	—	1,374

Net increase (decrease) in cash and cash equivalents—unrestricted	$41,528	$(33,736)

Cash Flows from Operations

In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. We include the purchase and sale of highly liquid investments in the operating section of the statement of cash flows, as these activities are a significant part of our day-to-day operations. Due to the potential volatility in the commodities market, wide fluctuations in the balances of customer segregated assets, deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day to day. As a result of this volatility, cash flows from operations may fluctuate positively or negatively at the end of a reporting period. These fluctuations may not be indicative of the health of our business.

Cash used in operations was $62.7 million for the nine months ended May 31, 2008, which consisted of net income from continuing operations of $39.3 million decreased by $10.9 million of non-cash items, and decreased by $91.1 million of cash utilized for working capital. The uses for working capital was primarily a result of an increase in net commodity accounts receivable/payable, marketable securities, customer segregated assets, counterparty deposits and customer advances of $98.0 million.

Cash used in operations was $16.3 million for the nine months ended May 31, 2007, which consisted of net income from continuing operations of $21.5 million increased by $1.9 million of non-cash items, and decreased by $39.7 million of cash utilized for working capital. The uses for working capital included an increase in net commodity accounts receivable/payable, marketable securities and customer segregated assets of $5.2 million and an increase in open contracts receivable/payable, net of $1.5 million, relating to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $10.4 million of customer deliveries taken on the Chicago Board of Trade, offset by $5.4 million decrease in trade receivables. Uses of working capital also included an $18.7 million increase in assets available for sale and a $5.2 million decrease in liabilities available for sale, both related to the sale of 45% ownership interest in our Grain Merchandising segment, and representing an increase in inventory and grain trade accounts receivable and advances.

Cash Flows from Investing Activities

Cash used in investing activities was $25.9 million for the nine months ended May 31, 2008, primarily consisting of $20.7 million of net cash issued on notes receivable associated with the grain inventory financing programs within the Financial Services segment. Additionally, we used cash of $6.7 million for strategic acquisitions and $3.5 million for capital expenditures. The capital expenditures relate primarily to technology development, computer software and hardware and office furniture and equipment. These uses of cash were offset by proceeds of $4.2 million from the sale of excess exchange membership stock and trading rights.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $53.4 million for the nine months ended May 31, 2008, primarily consisting of $24.6 million of net proceeds drawn on our credit facilities used to support the grain inventory financing programs and $13.0 million of net proceeds drawn on our margin line, as a short-term loan. Also, our subsidiary, Agora-X, issued preferred units and 13.3 percent ownership interest in the subsidiary to a third party in exchange for cash contribution of $5.0 million. Additionally, we received proceeds from the issuance of stock related to option exercises of $3.7 million, and recognize $7.6 million of excess tax benefits from employee stock option exercises.

Cash provided by financing activities was $109.9 million for the nine months ended May 31, 2007, primarily consisting of $129.7 million of net proceeds after deducting underwriting discounts and commission expenses of $9.9 million and other offering costs of $1.2 million from our IPO in March 2007. We used a portion of the IPO proceeds to redeem 2.2 million shares of common stock immediately prior to the consummation of the offering at a cost of $48.5 million. Additionally, $39.8 million has been drawn on our credit facilities, of which $30.9 million of the proceeds drawn on our credit facilities was used to support the grain inventory financing programs and $19.4 million was drawn primarily for the increase in inventory and receivables in the Grain Merchandising segment. Offsetting these drawdowns was the repayment of $10.3 million borrowed primarily for general corporate purposes. Additionally, cash was used to reduce subordinated debt previously used as regulatory capital of FCStone LLC, our FCM.

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

Credit Facilities. We maintain a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at May 31, 2008(3)		Amount Outstanding at May 31, 2008
			(dollars in millions)
Deere Credit, Inc.	April 1, 2009	Margin Calls	$100.0		$—
Deere Credit, Inc.	April 1, 2009	Repurchase Agreements	50.0		4.6
Deere Credit, Inc.	April 1, 2009	Subordinated Debt for Regulatory Capital	15.0		—

Total Deere Credit, Inc.			165.0		4.6

CoBank, ACB	August 1, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	December 30, 2008	OTC & Fuel Operations	10.0		—
CoBank, ACB	October 1, 2008	Repurchase Agreements	100.0	(1)	16.9

Total CoBank, ACB			120.0		16.9

Harris, N.A.	February 28, 2009	Margin Calls	50.0		13.0
Harris, N.A.	Demand	Margin Calls	5.0		—
Harris, N.A.	February 28, 2009	Grain Deliveries	5.0		—
Fortis Capital Corp.	Demand	Financial Services operations	20.0		—
RZB Finance, LLC	Demand	Financial Services operations	8.0		—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0		—
Standard Chartered Bank, New York	Demand	Financial Services operations	20.0		—
Del Mar Onshore Partners, L.P.	Demand	Discontinued biodiesel fuel operations(2)	5.0	(2)	5.0
Short-term note	Demand	Discontinued biodiesel fuel operations	0.6		0.6
Subordinated Debt	December 31, 2008 and June 30, 2009	Regulatory Capital	1.0		1.0

		Total	$409.6		$41.1

(1)	On June 24, 2008, FCStone’s agreement with CoBank, ACB (CoBank) related to the commodity financing loan facility was amended extending the expiration date from July 1, 2008 to October 1, 2008, with all other terms remaining the same.

(2)	The Company has ceased construction and development of Green Diesel’s biodiesel facility and is pursuing an immediate sale of the plant assets and remaining inventory.
(3)	On June 2, 2008, FCStone entered into a short-term Senior Subordinated Loan Agreement with Bank of Montreal, as agent, and BMO Capital Markets Financing, Inc., as lender, which provides a borrowing facility of up to $25.0 million. Borrowings under this facility may be used to meet minimum capital requirements for regulatory purposes.

We have approximately $434.6 million available under current credit agreements and transaction arrangements. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong financial position and capital structure, we believe we will be able to do so.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. With the exception of the matter described below, we were in compliance with all other debt covenants effective May 31, 2008.

As a result of the plant’s non-operational status, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar Onshore Partners, L.P. (Del Mar) as of September 30, 2007, and certain financial covenants as of December 31, 2007. Del Mar is currently forebearing any action with regard to these defaults under the credit agreement while a plan of disposition of the plant assets is negotiated. There can be no assurance that Green Diesel will continue to receive forbearance from Del Mar regarding the defaults in the future.

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

Other Capital Considerations

The Chicago Mercantile Exchange has recently instituted higher margin requirements for corn, soybeans, and soybean oil. Margin increases can significantly increase the financing costs of our customers. We are required to post and maintain margin or credit support for our customers’ positions. Although we collect margin or other deposits from our customers for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our customers. In addition, the higher margin requirements, along with higher commodity prices, may adversely affect our customers’ ability to maintain adequate lines to finance the substantial margin requirements in addition to financing the necessary inventories and inputs for their operations.

Our wholly-owned subsidiary, FCStone, LLC, is subject to various regulation and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at May 31, 2008, were $101.5 million and $72.6 million, respectively.

On March 3, 2008, we executed an agreement with NASDAQ OMX Group, Inc. (“NASDAQ”) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in our subsidiary, Agora-X, LLC (“Agora-X”).

The NASDAQ’s initial interest associated with the preferred units is 13.3% ownership in Agora-X. NASDAQ has agreed to contribute additional cash consideration, upon the completion of certain conditions, for a potential ownership interest of 20%.

Our consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel, LLC presented as discontinued operations. During fiscal years 2006, 2007 and 2008, we, or an affiliate, provided financing for Green Diesel’s biodiesel production facility in Houston, Texas. During February 2008, we undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we have decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In connection with the plan of disposal, we have determined that the carrying value of the underlying plant asset exceeded its fair value. Consequently, we recorded an impairment loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment pre-tax loss is included in loss on discontinued operations, net of tax, reflected during the three months and nine months ended May 31, 2008. Green Diesel has an outstanding note payable in the amount of $5.0 million to Del Mar Onshore Partners, L.P., associated with the biodiesel plant, and secured by the subsidiaries assets. Prior to ceasing construction of the plant, FCStone Merchant Services agreed to provide working capital to Green Diesel. At May 31, 2008, FCStone Merchant Services has outstanding advances of $2.8 million to Green Diesel.

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

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments. We generate interest income from the positive spread earned on customer deposits. Invested primarily in short-term investments. As such, changes in short-term interest rates can have a significant impact on interest income. From time-to-time, we attempt to mitigate this risk by hedging a portion of our investable funds against rate reductions. We had no interest rate related derivatives agreements in place at May 31, 2008.

We attempt to manage interest expense using floating rate debt. The debt instruments are carried at amounts approximating estimated fair value. All of the debt outstanding at May 31, 2008, has a variable interest rate and is on a short-term basis.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended May 31, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our annual report on Form 10-K filed on November 29, 2007, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

July 15, 2008	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

July 15, 2008	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer