Form 10-Q/A
period 2008-05-31
FCStone Group, Inc.
filed 2008-09-03
CIK 1297846

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

EXPLANATORY NOTE

FCStone Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, which was originally filed on July 15, 2008 (“Original Filing”), to correct the reference to the quarter covered by the certification in Exhibit 32. The Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in the Original Filing to reflect events or circumstances since the Original Filing except as described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

Item 6.	Exhibits

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

September 3, 2008	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

September 3, 2008	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer

4