Form 10-K
period 2008-08-31
FCStone Group, Inc.
filed 2008-11-14
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-33363

FCStone Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 NW Briarcliff Parkway, Suite 800, Kansas City, Missouri	64116
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (816) 410-7120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 17,030,284 shares of common stock of the registrant held by non-affiliates of the registrant on February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Stock Market on that date was $794,292,446.

As of November 13, 2008, the Registrant had 27,913,627 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 14, 2009, are incorporated by reference into Parts II and III of this Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements, such as those pertaining to our plans, strategies and prospects, both business and financial. These statements involve known and unknown risks, assumptions, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, strategy, anticipated, estimated or projected results or achievements expressed or implied by these forward-looking statements. These factors include, among other things, customer/counterparty credit and liquidity risk, customer acceptance of risk management, interest rates, commodity price volatility, transaction volumes, and our ability to develop new products for our customers. You should consider the risks described in the “Risk Factors” section beginning on page 9 of this annual report on Form 10-K, in evaluating any forward-looking statements included in this report.

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

PART I

Item 1. Business

General

FCStone Group, Inc. is an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle market customers in optimizing their profit margins and mitigating their exposure to commodity price risk. In addition to our risk management consulting services, we operate one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. We serve more than 8,000 customers and in fiscal 2008, executed more than 100.0 million derivative contracts in the exchange-traded and over-the-counter (“OTC”) markets. As a complement to our commodity risk management consulting and execution services, we also assist our customers with financing, transportation and merchandising of their physical commodity requirements and inventories through our financial services segment and equity affiliations.

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

We provide our customers with various levels of commodity risk management services, ranging from value-added consulting services delivered through our Integrated Risk Management Program (“IRMP”) to lower-margin clearing and execution services for exchange-traded derivative contracts. Within our Commodity and Risk Management Services (“C&RM”) segment, our IRMP involves providing our customers with commodity risk management consulting services that are designed to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. In performing consulting services, we educate our customers as to the commodity risks that they may encounter and how they can use the derivative markets to mitigate those risks. The IRMP forms the basis of our value-added approach, and serves as a competitive advantage in customer acquisition and retention. We offer our customers access to both exchange-traded and OTC derivative markets, integrating the two platforms into a seamless product offering delivered by our 130 commodity risk management consultants.

Within our Clearing and Execution Services (“CES”) segment, we also offer clearing and execution services to a broad array of participants in exchange-traded futures and options markets including commercial accounts, professional traders, managed futures funds, introducing brokers and retail customers. Our futures commission merchant (“FCM”) subsidiary holds clearing-member status at all of the major U.S. commodity futures and options exchanges. As of August 31, 2008, we were the third largest FCM in the U.S., as measured by required customer segregated assets, not affiliated with a major financial institution or commodity producer, intermediary or end-user. Our exchange-traded futures and options transaction volumes have grown from 16.3 million contracts in fiscal year 2003 to 98.6 million contracts in fiscal 2008. As of August 31, 2008, we had $1.5 billion in customer segregated assets.

To compliment our two primary segments, C&RM and CES, we also operate a Financial Services segment. In our Financial Services segment, through FCStone Financial, Inc. (“FCStone Financial”) and FCStone Merchant Services, LLC (“FCStone Merchant Services”), we offer financing and facilitation for our customers with respect to physical commodity inventories and operations. FCStone Financial offers financing services that help our customers finance physical grain inventories, while FCStone Merchant Services provides the same services for grain inventories, as well as other commodities. FCStone Merchant Services also provides structured commodity financing in transactions where it shares in profits with customers in commodity or commodity-related projects in exchange for financial support. The Financial Services segment, while not a primary source of revenue or profit, serves as a facilitation business for C&RM customers, enabling us to provide additional value-added services to our customers.

Operating Segments

We operate through a number of wholly-owned subsidiaries and currently in three reportable segments, consisting of C&RM, CES and Financial Services. We also report a Corporate and Other segment, which contains income from equity investments not directly attributed to an operating segment, corporate investment income and direct corporate expenses and expenses of a startup subsidiary. See Note 25 to our consolidated financial statements for a description of segment financial information.

Commodity and Risk Management Services

The C&RM segment is the foundation of our company. Consistent with our original structure as a cooperative serving our grain elevator members, we approach middle-market intermediaries, end-users and producers of commodities with the objective of serving as their commodity risk manager. Within the C&RM segment, we serve customers through our force of risk management consultants with a level of service that maximizes our abilities and the opportunity to retain the customer. We provide our risk management consulting customers with assistance in the execution of their hedging strategies through our exchange-traded futures and options clearing and execution operations as well as access to more customized alternatives provided by our OTC and foreign exchange trading desks. Generally, our customers direct their own trading activity and we do not have discretionary authority to transact trades on behalf of our customers. When transacting OTC and foreign exchange contracts with our customers, we will generally offset the customers transaction simultaneously with one of our trading counterparties. On a limited basis, our OTC and foreign exchange (“Forex”) trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.

Within the C&RM segment, we currently serve approximately 6,000 customers, including approximately 520 through our IRMP. Our customers are served through 13 domestic offices and four international offices, including China, Brazil, Canada and Ireland.

We deliver our consulting services through an experienced force of approximately 130 risk management consultants. The average tenure of our consultants is seven years, while the annual turnover rate has averaged approximately 8% over the past four fiscal years. We maintain a formal training program for our incoming consultant trainees, which provides a foundation in the basics of our business, including risk management, futures and options markets, OTC markets, financial statement analysis and derivative accounting. As part of the training process, new consultants apprentice with an experienced risk management consultant for up to two years before independently managing customer relationships.

We organize our marketing efforts within the C&RM segment into customer industry segments, and currently serve customers in the following areas:

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

•

Latin America/Brazil—The customers within this customer segment are located predominantly in Mexico and Brazil. Our customers are involved in all sectors of agribusiness, including livestock production and feeding, flour milling and baking, oilseed crushing and refining, grain merchandising, meat processing and sugar/ethanol production. We believe there are significant opportunities to deepen the penetration of risk management practices within this customer segment in this region.

•

China—The China customer segment represents both Chinese FCMs as well as commercial companies seeking to hedge their commodity risk exposures. The Chinese FCMs are similar to introducing brokers, facilitating the transactions of their clients in the U.S. commodities markets. The commercial accounts generally represent significant processors of grain or other commodities.

•

Dairy/Food Service—The dairy and food service segment targets the dairy industry and users of agricultural commodities in the food industry. We believe only a small percentage of this industry currently utilizes derivatives to manage commodity price risk, and OTC products in particular are an effective strategy for use in these industries. Through our acquisition of Downes-O’Neill, we have added extensive depth and expertise.

•	Cotton/Textiles—The cotton segment targets the domestic and international market for cotton and textiles. This segment was created through the acquisitions of Globecot Inc. and Jernigan Group, LLC.

•

Renewable Fuels—The renewable fuels customer segment targets producers of ethanol and biodiesel products. While in the short-run this business presents challenges due to the financing environment, we believe overall growth prospects are still strong driven by retrofitting of new technology that makes plants more efficient and productive, and narrower margins make hedging more important for realizing sufficient returns.

•	Forex—We also offer foreign exchange trading services to customers seeking to mitigate currency risk or to profit from currency trading.

•

Other—We maintain a number of developing customer segments where the adoption of risk management practices is increasing and our consultative approach is serving as a catalyst to customer adoption. These customer segments currently include customers with risk management needs in the areas of forest products, transportation and weather-related products. In addition, we are participating in the development of markets for carbon and emission credits. We have partnered with third parties that would, depending on further developments, enable us to market carbon and emission credits generated by renewable fuel industry participants and share in the proceeds from sales of such credits.

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

Source: Company Information

Within our C&RM business, we have experienced strong growth in contract trading volumes. Since 2004, growth in exchange-traded contract trading and OTC contract trading have both been robust, driven by record harvested crop production, sustained commodity price volatility and acceptance of derivatives as tools for hedging risk.

In fiscal 2008, the C&RM segment had consolidated income before minority interest, income tax and corporate overhead of $67.5 million, an increase of $21.8 million, or 47.7%, from $45.7 million in fiscal 2007. The C&RM segment represented approximately 76% and 78% of our consolidated income before minority interest, income tax and corporate overhead in fiscal 2008 and 2007, respectively.

See Note 25 to the consolidated financial statements for a table showing a summary of our consolidated revenues by geographic area.

Clearing and Execution Services

We seek to provide inexpensive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments through the Stone division of our subsidiary, FCStone LLC. Through our platform, we accept customer orders and direct those orders to the appropriate exchange for execution. We then facilitate the clearing of our customers’ transactions. Clearing involves the matching of our customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to our customers. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.

FCStone LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange (“CME”) and its divisions: the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”) and the COMEX; ICE Futures US formerly know as the New York Board of Trade (“NYBOT”), Kansas City Board of Trade (“KCBT”) and the Minneapolis Grain Exchange (“MGEX”).

We service approximately 2,000 customers though a Wholesale Division and a Professional Trading Division:

Wholesale Division. Wholesale division customers generally consist of non-clearing FCMs, introducing brokers and clearing FCMs for which we provide back-office services such as trade processing and accounting. These customers serve as intermediaries to the ultimate customer transacting the futures or options contract.

Professional Trading Division. The professional trading customers consist of retail-oriented introducing brokers, professional traders and floor traders. In this division, we target high-volume users of the futures and options markets and also target managed futures funds, hedge funds and commodity trading advisors. This segment of our customer base has benefited from the emergence of electronic trading, providing them a greater opportunity to trade across markets and commodities.

Source: Company Information

In fiscal 2008, the CES segment had consolidated income before minority interest and income tax of $20.2 million, an increase of $10.6 million, or 110.4%, from $9.6 million in fiscal 2007. The CES segment represented approximately 22% and 16% of our consolidated income before minority interest, income tax and corporate overhead in fiscal 2008 and 2007, respectively.

Financial Services

Our Financial Services segment is comprised of FCStone Financial and FCStone Merchant Services. FCStone Financial serves as a grain financing and facilitation business through which we lend to commercial grain-related companies against physical grain inventories. We use sale/repurchase agreements to purchase grain evidenced by warehouse receipts at local grain elevators subject to a simultaneous agreement to sell such grain back to the original seller at a later date. We account for these transactions as product financing arrangements, and accordingly no grain inventory, grain purchases or grain sales are recorded.

FCStone Merchant Services serves as a financing vehicle for a number of different commodities, including grain, energy products and renewable fuels. These arrangements can take the form of fixed repurchase agreements, hedged commodity transactions or traditional lending arrangements, which includes providing letters of credit.

In fiscal 2008, the Financial Services segment had consolidated income before minority interest and income tax of $1.7 million, an increase of $0.6 million, or 54.5%, from $1.1 million in fiscal 2007. The Financial Services segment represented approximately 2% of our consolidated income before minority interest, income tax and corporate overhead in fiscal 2008 and 2007, respectively.

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

FCC Investments, Inc. is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”).

FCC Futures, Inc., and Westown Commodities, LLC, are wholly-owned introducing brokers (“IB”) guaranteed by FCStone, LLC. These IB’s are registered with the CFTC and members of the NFA.

FCStone Investments, Inc. is registered as a commodity pool operator with the CFTC and a member of the NFA.

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

Sales efforts are primarily centered on consulting services and on presenting our ability to obtain and utilize commodity intelligence information to support customer needs and improve customer profitability. Specifically, we emphasize our IRMP, which provides the most comprehensive level of service offered by us. Sales efforts are supported by systems, staff and resources, including current commodity information and intelligence systems, communications systems, archives of commodity basis and pricing information and related presentation and analytical tools, marketing materials, an internet web site, advertising, and educational materials.

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

Competition

The commodity and risk management industry can generally be classified into four basic types of companies: (1) pure consultants, (2) clearing FCMs providing trade execution but not broad-based consulting services, (3) captive businesses providing consulting and trade execution as divisions of financial institutions or larger commodity-oriented companies, and (4) integrated FCMs providing both consulting and trade execution from an independent platform. As a result, we compete with a large number of smaller firms that focus on personalized service, and a small number of large companies that focus less on personalized service but have significant execution capabilities and market presence. We believe that our C&RM segment, which operates as an integrated FCM, serves the needs of middle market companies that require both the personalized consulting services provided by our risk management consultants and the trade execution services that we offer as an FCM.

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

In the Financial Services segment we compete with traditional lenders, including banks and asset-based lenders. In addition, we also compete with specialized investment groups that seek to earn an investment return based on commodities transactions. We compete on price and service, industry expertise and by managing commodity risks at small dollar thresholds that traditional lenders may seek to pass up. We are an extremely small participant in the financial services industry, which consists of a very large number of large and small firms. We do not attempt to compete generally in this industry. Rather, we focus our energies on filling a specific niche of supporting commodities transactions.

Technology

We utilize front-end electronic trading, back office and accounting systems that process transactions on a daily basis. These systems are integrated to provide recordkeeping, trade reporting to exchange clearing, internal risk controls, and reporting to government entities, corporate managers, risk managers and customers. Our futures and options back office system is maintained by a third-party service bureau which is located in Chicago with a disaster recovery site in New York. All other systems are maintained in our West Des Moines information technology headquarters data center and system backups are stored off-site.

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

We also utilize Sungard’s KIODEX platform in conjunction with our proprietary back office trade system to process OTC derivative trades. We use Globex, Clearport, eAcess, CQG, Transact, TT, RTS, RANorder and PATS electronic trading/order routing platforms.

Employees

As of August 31, 2008, we employed 448 people. This total is broken down by business segment as follows: C&RM had 244 employees; Clearing and Execution Services had 129 employees; Financial Services had 3 employees; and Corporate had 72 employees. We believe our relationship with our employees is good, and we have not suffered any work stoppages or labor disputes. None of our employees operate under a collective bargaining agreement. Many of our employees are subject to employment agreements. It is our current policy to obtain an employment agreement containing noncompetition provisions from each risk management consultant.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are available free of charge on our website at www.fcstone.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors

Our business depends on commodity market conditions and general economic conditions. We generate significant revenues from commissions and clearing fees we earn from executing and clearing customer orders, fees for providing commodity risk management consulting services and interest income we earn on cash and investment balances in our customers’ accounts. These revenue sources are substantially dependent on customer trading volumes, interest rates and related services and activities. The volume of transactions our customers conduct with us, interest rates and demand for our related services and activities are directly affected by domestic and international commodity market conditions and economic conditions that are beyond our control, including:

•	commodity market conditions, such as price levels and volatility,

•	business activity for which commodities are a significant input,

•	concerns about terrorism and war,

•	the level and volatility of interest rates,

•	inflation,

•	availability and cost of funding and capital,

•	credit capacity or perceived creditworthiness of the futures industry in the marketplace,

•	legislative and regulatory changes, and

•	currency values and changes in government monetary policies.

Declines in the volume of trading in the markets in which we operate generally result in lower revenue from our most profitable segments, which would adversely affect our profitability.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. Each segment of our business is subject to credit risk. Credit risk is the possibility that we may suffer a loss from the failure of customers or counterparties to meet their financial obligations as it relates to exchange traded, over the counter, or financing transactions. As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, including margin payments, which exposes us to significant credit risk. Customer positions which represent a significant percentage of open positions in a given market or concentrations in illiquid markets may expose us to the risk that we are not able to liquidate a customer’s position in a manner which does not result in a deficit in that customers account. A substantial part of our working capital is at risk if customers default on their obligations to us and their account balances and security deposits are insufficient to meet all of their obligations.

With over-the-counter derivative transactions we act as a principal, which exposes us to both the credit risk of our customers and the counterparties with which we offset the customer’s position. As with exchange traded transactions, our over-the-counter transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. Customers and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

Our financial service activities, which primarily relate to financial accommodations to customers used to acquire and carry commodities, expose us to substantial credit risks due to possible defaults or nonperformance of our customers. The transactions are collateralized with warehouse receipts or related negotiable instruments, but price movements or market conditions related to the commodities or the financial condition of the warehouse receipt holder involved may result in a situation in which we are not holding sufficient collateral with respect to amounts advanced to our customers, and we may not be able to acquire additional collateral from our customer.

These risks expose us indirectly to the financing and liquidity risks of our customers and counterparties, including the risks that our customers and counterparties may not be able to finance their operations. Throughout the agriculture and energy industries, higher commodity prices and continued volatility has required increased lines of credit, and placed a strain on working capital debt facilities, leveraging customers to unprecedented levels in order for them to continue to carry inventory and properly execute hedging strategies. Recent volatility in the financial markets has tightened credit further, and increased the difficulty in obtaining financing.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress enacted legislation on October 3, 2008 referred to as the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced. Although we are not one of the institutions currently authorized to sell securities to the U.S. Treasury pursuant to the EESA, the ultimate effects of EESA on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock, as the commodity markets rely on availability of financing to support activity.

We are subject to regulatory capital requirements and failure to comply with these rules would significantly harm our business. The CFTC and various other self-regulatory organizations have stringent rules with respect to the maintenance of specific levels of net capital by our FCM subsidiary. Failure to maintain the required net capital may subject a firm to limitations on its activities, including suspension or revocation of its registration by the CFTC and suspension or expulsion by the NFA and various exchanges of which our FCM subsidiary is a member. Ultimately, any failure to meet capital requirements could result in our liquidation. Failure to comply with the net capital rules could have material and adverse consequences such as limiting our operations, or restricting us from withdrawing capital from our FCM subsidiary.

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

We are subject to margin funding requirements on short notice; failure to meet such requirements would significantly harm our business. Our business involves establishment and carrying of substantial open positions for customers on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our customers for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our customers. We maintain borrowing facilities for the purpose of funding margin and credit support and have systems to endeavor to collect margin and other deposits from customers on a same-day basis, there can be no assurance that these facilities and systems will be adequate to eliminate the risk of margin calls in the event of severe adverse price movements affecting open positions of our customers. Generally, if a customer is unable to meet its margin call, we promptly liquidate the customer’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to us or that a liquidation will be feasible, given market conditions, size of the account and tenor of the positions.

Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because a portion of our revenue is derived from interest earned from the investment of funds deposited with us by our customers. At August 31, 2008, we had $1.5 billion in customer segregated assets, which are generally invested in short-term treasury securities and money market funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.

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

Our revenue depends on trading volume which depends in large part on commodity prices and commodity price volatility. Trading volume is driven largely by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets periodically, have experienced significant price volatility and such volatility has recently increased. In addition to price volatility, increases in commodity prices lead to increased trading volume. As prices of commodities have risen, especially energy prices, new participants have entered the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. Lower volatility and lower volumes could lead to lower customer balances held on deposit, which in turn may reduce the amount of interest revenue based on these deposits.

Factors that are particularly likely to affect price volatility and price levels of commodities include:

•	supply and demand of commodities,

•	weather conditions affecting certain commodities,

•	national and international economic and political conditions,

•	perceived stability of commodities and financial markets,

•	the level and volatility of interest rates and inflation, and

•	financial strength of market participants.

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

Current levels of volatility in the capital and credit markets are unprecedented. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. Recently, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require that we and our customers have regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

We may issue additional equity securities, which would lead to dilution of our issued and outstanding stock. The issuance of additional common stock or securities convertible into our common stock could result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval 20,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, which may give other stockholders dividend conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

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

Many of our customers are in the energy and related renewable fuels industries and our revenues could decline as a result of adverse developments in these industries. Energy prices and energy price volatility are affected by local, regional and global events and conditions that affect supply and demand for the relevant energy-related commodity. Adverse developments in the energy markets could adversely affect the operations and profitability of our customers in these industries, which could adversely affect demand for our commodity risk management services in this area and our revenues. The renewable fuels industry is a developing industry that involves a high degree of risk. Generally, renewable fuel production is profitable as long as energy prices remain at relatively high levels and feed stocks are readily available at acceptable price and volume levels. In addition, government subsidies of the renewable fuel industry and favorable environmental regulations are critical to the industry’s profitability at this time. In the short-term the renewable fuels industry presents challenges due to the financing environment, however growth prospects are driven by retrofitting of new technology that makes plants more efficient and productive. However, the recent decline in oil prices and tightening credit markets, are having a significant adverse effect on the price and profit margins of the renewable fuels industry.

We face substantial competition that could negatively impact our revenues and our profitability. The commodity risk management industry and the broader financial services industry are very competitive and we expect competition to continue to intensify in the future. Many of the companies with which we compete are better capitalized than we are and have greater financial, technical, marketing and other resources than we have. Our primary competitors include both large, diversified financial institutions and commodity-oriented businesses, smaller firms that focus on specific products or regional markets and independent FCMs. As a result, we compete with a large number of smaller firms that focus on personalized service, and a smaller number of larger, better capitalized companies that generally focus less on personalized service but have significant execution capabilities and market presence.

Some of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more rapidly to new or evolving opportunities, technologies and customer requirements than we can, and may be able to undertake more extensive marketing activities. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

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

Competition for risk management consultants could result in our being unable to attract and retain the highly skilled risk management consultants that we need to support our business or we may be required to incur additional expense to do so. We strive to provide high-quality risk management consulting and execution services that allow us to establish and maintain long-term relationships with our clients. Our ability to continue to provide these services, maintain these relationships and expand our business depends, in large part, upon our risk management consultants. As a result, we must attract and retain highly qualified personnel. Competition for the services of consultants is intense, especially for people with extensive experience in the specialized markets in which we participate or may seek to enter. If we are unable to hire highly qualified people, we may not be able to enter new markets or develop new products. If we lose one or more of our risk management consultants in a particular customer segment in which we participate, our revenues may decrease and we may lose market share in that particular segment.

In addition, recruitment and retention of qualified personnel could require us to pay sign-on or guaranteed bonuses or otherwise increase our employee costs. These additional costs could adversely affect our profitability.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations. Our businesses, and the commodity brokerage industry generally, are subject to extensive regulation at the federal level. These regulations are designed to protect the interests of the investing public generally rather than our shareholders. Self-regulatory organizations, including the NFA and the CME (our designated self-regulatory organization), require compliance with their extensive rules and regulations. The CFTC and other federal agencies extensively regulate the U.S. futures and commodities industry.

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

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability. The legislative and regulatory environment in which we operate has undergone significant change in the past and may undergo significant change again in the future. The financial crisis affecting the banking system and financial markets may result in regulatory changes that have an impact on us. The federal government, the CFTC, the SEC, the CME, the NFA and other U.S. or foreign governmental authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

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

We operate as a principal in the OTC derivatives markets which involves the risks associated with commodity derivative instruments. We offer OTC derivatives to our customers in which we act as a principal counterparty. We endeavor to simultaneously offset the commodity price risk of the instruments by establishing corresponding offsetting positions with commodity counterparties. We also hold limited, short-term proprietary OTC positions that result when we accept customer transactions and offset those transactions with similar but not identical positions on an exchange. To the extent that we are unable to simultaneously offset an open position or the offsetting transaction is not fully effective to eliminate the commodity derivative risk, we have market risk exposure on these unmatched transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions remain open.

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

Our financial services activities involve substantial operational risk. We are exposed to various customer operational risks relating to the handling and preservation of the underlying commodities that form the basis of our financial services transactions. Losses in and to the ownership of these commodities, which could be caused by fraud, misappropriation or other uninsured loss, could cause loss to us. Many of our financial services transactions depend on documents of title issued to, or held by, us. If such documents were invalid or not fully enforceable, it could cause a material loss. There are government programs that back grain warehouse receipts, but these could be inadequate to fully reimburse us for the value of grain evidenced by our warehouse receipts in the event of the business failure of the issuer of the receipt.

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

We must keep up with rapid technological changes in order to compete effectively. The markets in which we compete are characterized by rapidly changing methods, evolving customer demand and uses of our services, frequent product and service introductions employing new methods, and the emergence of new industry standards and practices that could render our existing systems obsolete. Our future success will depend in part on our ability to anticipate and adapt to these changes. Any upgrades or expansions may require significant expenditures of funds and may also increase the probability that we will suffer system degradations and failures. We may not have sufficient funds to adequately update and expand our networks, and any upgrade or expansion attempts may not be successful and accepted by the marketplace and our customers. Any failure to adequately update and expand our systems and networks or to adapt our systems to evolving customer demands or emerging industry standards could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties and Locations

We lease office space for our principal business operations. Effective September 1, 2007, our corporate headquarters relocated to Kansas City, Missouri. We have entered into a lease term on a newly constructed building in Kansas City, which we began to occupy during the fourth quarter of fiscal 2008. This new lease will be in place through July 2015. Previously, our corporate headquarters was located in West Des Moines, Iowa, where we still operate and lease office space. We have other offices in Chicago, Illinois; New York, New York; Kansas City, Missouri; St. Louis, Missouri; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Buford, Georgia; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Nashville, Tennessee; Westcliffe, Colorado; Summit, New Jersey; Winnipeg, Canada; and Campinas, Brazil. We have established representative offices in Beijing in the People’s Republic of China and in Dublin, Ireland. All of our offices and other principal business properties are leased, and we believe that our leased facilities are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

Item 3. Legal Proceedings

Securities Litigation

The Company and certain of our officers have been named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. The action, which purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and July 9, 2008, seeks to hold defendants liable under §§ 10b and 20(a) of the Securities Exchange Act of 1934 for alleged false statements and failure to disclose adverse facts relating to an interest rate hedge and our bad debt reserve. The litigation is in its early stages, and we believe we have meritorious defenses.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain officers and directors on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The litigation is in its early stages, and we believe we have meritorious defenses.

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. The case is in its very earliest stages; the court has not made any substantive rulings, discovery has not commenced and no trial date has been set. However, FCStone LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

Other

From time to time and in the ordinary course of our business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims, contractual disputes and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. It is the opinion of management that none of the other known legal actions will have an adverse impact on the our financial position, results of operations or liquidity.

We are currently unable to predict the outcome of these claims and believe their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the litigation and assess the need for future accruals.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of August 31, 2008. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Paul G. (Pete) Anderson	55	President and Chief Executive Officer and Director
Stephan L. Gutierrez	57	Executive Vice President and Chief Operating Officer
William J. Dunaway	37	Executive Vice President and Chief Financial Officer
Jeffrey M. Soman	57	Executive Vice President of FCStone, LLC
Eric A. Bowles	46	Senior Vice President of FCStone Trading, LLC

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

Stephan Gutierrez has been employed as Executive Vice President and Chief Operating Officer of the company since 2002. He also serves as president of our subsidiaries, FCStone, LLC and FCStone Trading, LLC. Prior to his positions with FCStone, Mr. Gutierrez worked at Cargill as a Division Managing Director and Trading Manager. Mr. Gutierrez has 32 years of experience in trading, risk and asset management oversight with respect to multiple commodities.

William Dunaway has been employed as Chief Financial Officer of the company since January 2008. Mr. Dunaway has over 15 years of industry experience with the company, or one of its predecessor companies, most recently as Executive Vice President and Treasurer. Prior to that, he served as Vice President and Assistant Treasurer of Accounting and Finance with responsibility over the regulatory accounting of FCStone, LLC.

Jeffrey Soman has been employed as Executive Vice President of FCStone, LLC since 2000. Mr. Soman has over 27 years of experience managing the clearing, internal risk management and brokerage facilities of several major brokerage firms. During the last 16 years he has worked in this capacity for FCStone, LLC or one of its predecessor companies.

Eric Bowles has been employed by our Company since 2004 and presently serves as the Senior Vice President of FCStone Trading, LLC where he oversees the daily OTC trading activity of both energy and agricultural markets. Mr. Bowles has over 23 years of experience in trading and risk management. Prior to joining the Company, Mr. Bowles worked for Bankers Trust Corporation and Macquarie Bank in the agricultural OTC markets.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information. The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the NASDAQ Global Select Market under the trading symbol “FCSX.” Prior to March 16, 2007, our common shares were not traded on any exchange.

	Share price
	High	Low
2008
Fourth quarter	$41.12	$13.00
Third quarter	46.18	18.39
Second quarter	53.25	39.02
First quarter	43.98	28.67

2007
Fourth quarter	$42.97	$26.76
Third quarter	34.56	18.17

The closing price for our common shares on the NASDAQ Global Select Market on November 10, 2008 was $2.72 per share.

(b) Holders. As of November 4, 2008, there were approximately 229 record holders of our common stock.

(c) Dividends. The board of directors has not declared a dividend during fiscal 2008 or 2007. Any determination to pay future regular dividends will be at the discretion of our board of directors, and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth as of August 31, 2008 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(amounts in thousands, except per share amounts)
Equity compensation plans approved by stockholders	2,937	$10.36	438
Equity compensation plans not approved by stockholders	—	—	—

Total	2,937	$10.36	438

As of August 31, 2008, all of our equity compensation plans have been approved by our stockholders.

(e) The following performance graph shows a comparison, from March 16, 2007 (the date our Common Stock commenced trading on The NASDAQ Global Select Market) through August 31, 2008, of the cumulative total return for our Common Stock, the NASDAQ Composite Stock Index (COMP) and the NASDAQ Other Financial Index (CFIN).

The performance graph assumes the value of the initial investment in our common stock and each index was $100 on March 16, 2007. Such returns are based on historical results and are not intended to suggest future performance.

(f)	Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Amount Remaining to be Purchased Under the Program
	(amounts in thousands, except per share amounts)
June 1, 2008 to June 30, 2008	—	$—	—	$—
July 1, 2008 to July 31, 2008	100	17.97	100	18,201
August 1, 2008 to August 30, 2008	—	—	—	—

Total	100	$17.97	100	$18,201

On July 15, 2008, our board of directors authorized a stock repurchase program, permitting the purchase of up to $20.0 million of our common stock outstanding at that time. At August 31, 2008, we had purchased 100,000 shares under the program and had authorization to purchase an additional $18.2 million of our common stock. The stock repurchase program expired on October 13, 2008, in accordance with the terms of the authorized program.

Item 6. Selected Financial Data

The table shown below presents our summary financial data at the date and for the periods indicated. The summary financial data as of August 31, 2008 and August 31, 2007 and for each of the years in the three-year period ended August 31, 2008 have been derived from our audited consolidated financial statements included elsewhere in this report on Form 10-K. The summary financial data as of August 31, 2006, 2005 and 2004 and for each of the years in the two-year period ended August 31, 2005 have been derived from our audited consolidated financial statements that are not included in this report on Form 10-K. Historical per share data has been omitted for each fiscal year prior to the fiscal year 2005 because under our previous cooperative structure in place during those periods, earnings of the cooperative were distributed as patronage dividends to members based on the level of business conducted with the cooperative as opposed to common stockholder’s proportionate share of underlying equity in the cooperative.

You should read the data set forth below in conjunction with our audited consolidated financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information included elsewhere in this report.

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Commissions and clearing fees	$179,188	$145,077	$105,622	$76,674	$67,594
Service, consulting and brokerage fees	97,700	47,679	33,388	18,913	12,008
Interest	48,294	42,957	23,174	8,177	3,982
Other	10,372	4,497	2,638	7,463	4,521
Sales of commodities	1,972	1,101,752	1,129,983	1,290,620	1,536,209

Total revenues	337,526	1,341,962	1,294,805	1,401,847	1,624,314

Costs and expenses:
Cost of commodities sold	1,069	1,084,205	1,112,949	1,275,094	1,519,221
Employee compensation and broker commissions	65,936	49,524	44,229	32,578	30,160
Pit brokerage and clearing fees	104,045	67,978	47,613	33,141	26,713
Introducing broker commissions	33,304	36,050	22,826	14,459	10,704
Employee benefits and payroll taxes	13,746	10,678	9,801	8,044	7,136
Interest	5,705	9,937	5,705	3,946	4,418
Depreciation and amortization	1,996	1,748	1,674	1,551	861
Bad debt expense	1,998	1,632	1,909	4,077	716
Other expenses	31,585	25,983	23,568	18,926	15,365

Total costs and expenses	259,384	1,287,735	1,270,274	1,391,816	1,615,294

Income from continuing operations before income tax expense and minority interest	78,142	54,227	24,531	10,031	9,020
Minority interest	(146)	639	(226)	(499)	576

Income from continuing operations after minority interest and before income taxes	78,288	53,588	24,757	10,530	8,444
Income tax expense	30,867	20,000	9,500	3,950	2,030

Net income from continuing operations	47,421	33,588	15,257	6,580	6,414

Loss from discontinued operations, net of tax	(6,829)	(311)	—	—	—

Net income	$40,592	$33,277	$15,257	$6,580	$6,414

Basic shares outstanding(1)	27,749	24,500	21,749	19,607
Diluted shares outstanding(1)	28,934	25,051	21,749	19,607
Basic earnings (loss) per share:
Continuing operations	$1.71	$1.37	$0.70	$0.34
Discontinued operations	(0.25)	(0.01)	—	—

Net income	$1.46	$1.36	$0.70	$0.34

Diluted earnings (loss) per share:
Continuing operations	$1.64	$1.34	$0.70	$0.34
Discontinued operations	(0.24)	(0.01)	—	—

Net income	$1.40	$1.33	$0.70	$0.34

	August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Statement of Financial Condition:
Total assets(3)	$2,421,478	$1,420,194	$1,057,207	$809,584	$603,827
Notes payable and subordinated debt(3)	79,190	22,539	55,169	42,411	47,281
Obligations under capital leases(3)	—	—	3,575	4,125	4,675
Minority interest(3)	4,855	—	3,607	4,755	5,488
Common stock and equity	$227,558	$173,668	$58,895	$45,185	$39,829

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Segment and Other Data:
Income (loss) before minority interest and income tax expense:
Commodity and Risk Management Services	$67,550	$45,721	$21,937	$11,160	$7,907
Clearing and Execution Services	20,161	9,610	10,981	5,152	3,359
Financial Services	1,689	1,052	(19)	556	(447)
Grain Merchandising(3)	—	2,130	(430)	(2,037)	2,230
Corporate	(11,258)	(4,286)	(7,938)	(4,800)	(4,029)

	$78,142	$54,227	$24,531	$10,031	$9,020

Revenues, net of cost of commodities sold(2)	$336,457	$257,757	$181,856	$126,753	$105,093
EBITDA(2)	$85,989	$65,273	$32,136	$16,027	$13,723
Return on equity	20.1%	33.8%	30.1%	15.4%	16.5%
Exchange contract trading volume	98,611	60,979	47,467	36,240	29,911
OTC contract volume	1,361	751	326	153	63
Customer segregated assets, end of period	$1,528,028	$997,436	$764,847	$594,733	$389,953

(1)	The basic and diluted shares outstanding, for all periods, have been adjusted to reflect the three-for-one stock split effected on February 26, 2007 and the three-for-two split distributed on September 27, 2007. Additionally, the calculation of the basic and diluted shares outstanding for the year ended August 31, 2005 assumes the shares issued as a result of the restructuring, from a cooperative to a corporation, have been issued and outstanding for the full year.
(2)	See “Non-GAAP Financial Measures” below.
(3)	On June 1, 2007, we closed an equity purchase agreement to sell our majority interest in FGDI to Agrex, the other existing member of FGDI. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and account for this non-controlling interest on the equity method of accounting. Accordingly, our consolidated statements of financial condition at August 31, 2008 and 2007 do not include FGDI’s assets and liabilities. Also, our consolidated statement of operations at August 31, 2007 includes FGDI’s revenues and expenses for only the nine month period ended May 31, 2007. Minority interest attributable to Agrex prior to the sale of our controlling interest are reflected for the years ended August 31, 2006, 2005 and 2004, respectively. We have recorded our equity interest in FGDI’s operating results subsequent to the sale as other revenue.

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

EBITDA

EBITDA consists of net income before interest expense, income tax expense and depreciation and amortization and loss on discontinued operations, net of applicable taxes. We have included EBITDA in this report on Form 10-K because our management uses it as an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. Our management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of net income or cash flows and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, income tax expense and depreciation and amortization and losses on discontinued operations, net of tax. The following table reconciles EBITDA with our net income.

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Net income	$40,592	$33,277	$15,257	$6,580	$6,414
Plus: interest expense	5,705	9,937	5,705	3,946	4,418
Plus: depreciation	1,996	1,748	1,674	1,551	861
Plus: income tax expense	30,867	20,000	9,500	3,950	2,030
Plus: loss on discontinued operations, net of tax	6,829	311	—	—	—

EBITDA	$85,989	$65,273	$32,136	$16,027	$13,723

Revenues, Net of Cost of Commodities Sold

Revenues, net of cost of commodities sold, consists of total revenues presented as determined in accordance with GAAP, less the cost of commodities sold. Revenues, net of cost of commodities sold, is a non-GAAP financial measure that is used in this report on Form 10-K because our management considers it an important supplemental measure of our performance. Management believes revenues, net of cost of commodities sold, is a more relevant measure of our economic interest in these commodities transactions because it removes the effect of commodity price driven changes in revenue and cost of commodities sold, which may not have a meaningful effect on net income. In managing our business, management has historically focused on revenues derived from sales of commodities, net of cost of commodities sold. This financial measure is meaningful in managing our business as profit is driven more by the margin on commodities sold rather than the price of the commodities and analyzing consolidated costs and expenses as a percentage of total revenue is not meaningful because total revenues related to commodity sales in fiscal 2007 and 2006 is a disproportionately large number compared to margin. Measuring expense as a percentage of revenues, net of cost of commodities sold, provides a clearer understanding of the trends in costs and expenses and expense management.

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Revenues:
Commissions and clearing fees	$179,188	$145,077	$105,622	$76,674	$67,594
Service, consulting and brokerage fees	97,700	47,679	33,388	18,913	12,008
Interest	48,294	42,957	23,174	8,177	3,982
Other	10,372	4,497	2,638	7,463	4,521
Sales of commodities(1)	1,972	1,101,752	1,129,983	1,290,620	1,536,209

Total revenues	337,526	1,341,962	1,294,805	1,401,847	1,624,314
Less: Cost of commodities sold(1)	1,069	1,084,205	1,112,949	1,275,094	1,519,221

Revenues, net of cost of commodities sold	$336,457	$257,757	$181,856	$126,753	$105,093

(1)	As a result of our sale of our controlling interest in FGDI on June 1, 2007, we have no sales of commodities and cost of commodities sold related to our previously presented grain merchandising segment for the year ended August 31, 2008. For the year ended August 31, 2007, sales of commodities and cost of commodities sold include only nine months of results from the operations of our grain merchandising segment. For the years ended prior to fiscal 2007, sales and cost of commodities sold include the full year operations of our grain merchandising segment. See Operations by Segment included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital structure for the years ended August 31, 2008, 2007 and 2006. This section should be read together with our audited consolidated financial statements and related notes included elsewhere in this report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report on Form 10-K, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in this report on Form 10-K.

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. In fiscal 2008, we served more than 8,000 customers and transacted more than 100.0 million contracts in the exchange-traded and OTC markets. As a complement to our commodity risk management consulting and execution services, we also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

Fiscal 2008 Highlights

•	Record revenues, net of cost of commodities sold, of $336.5 million.

•	Record level of customer segregated assets of $2.1 billion set during April 2008 and $1.5 billion at August 31, 2008.

•	A 325 basis point decrease in the Federal Funds rate during the year

•	Successful completion of three acquisitions – Downes-O’Neill, LLC and Jernigan Group, LLC/Globecot, Inc.

•	Replacement of previous margin and subordinated credit lines with a $250 million margin call facility and a $55 million subordinated debt facility with a syndicate of lenders.

•	OTC and exchange-traded contract volumes increased 81% and 62%, respectively, from fiscal 2007.

•	Ceased construction and testing of Green Diesel’s developmental stage biodiesel plant resulting in a loss on discontinued operations of $6.8 million, net of tax

We operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services, and Financial Services. In years prior to fiscal 2008, we also reported a Grain Merchandising segment. We also report a Corporate and Other segment, which contains corporate expenses and equity investments not directly attributable to our operating segments. Our profitability is primarily driven by the C&RM and Clearing and Execution Services segments of our business, as shown in the table below. The table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three fiscal years ended August 31, 2008.

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
Commodity and Risk Management Services	$67,550	$45,721	$21,937
Clearing and Execution Services	20,161	9,610	10,981
Financial Services	1,689	1,052	(19)
Grain Merchandising(1)	—	2,130	(430)
Corporate and Other	(11,258)	(4,286)	(7,938)

Income before minority interest and income tax expense	$78,142	$54,227	$24,531

(1)	As a result of our sale of our controlling interest in FGDI on June 1, 2007, we have no sales of commodities and cost of commodities sold related to our previously presented grain merchandising segment for the year ended August 31, 2008. For the year ended August 31, 2007, sales of commodities and cost of commodities sold include only nine months of results from the operations of our grain merchandising segment. See Operations by Segment included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors that Affect Our Business

Our results of operations have been, and we expect will continue to be, affected principally by customer creditworthiness and liquidity, counterparty creditworthiness, customer acceptance of risk management, commodity price volatility, transaction volumes, interest rates, customer fund balances and our ability to develop new products for our customers.

Customer Creditworthiness and Liquidity

Our customers’ ability to maintain and access adequate credit facilities is critical to our results. Throughout the agriculture and energy industries, higher commodity prices and continued volatility has required increased lines of credit, and placed a strain on working capital debt facilities, leveraging customers to unprecedented levels in order for them to continue to carry inventory and properly execute hedging strategies. Recent volatility in the financial markets has tightened credit further, and increased the difficulty in obtaining adequate financing.

Counterparty Creditworthiness

Our ability to maintain or grow our OTC business is dependant on our ability to find counterparties willing to transact, and our ability to insure those counterparties against default. Developments in the financial markets may hinder our ability to obtain insurance on certain counterparties, or that insurance may be at an increased cost. Failure to obtain this counterparty insurance would reduce the number of counterparties of with which we can transact. Additionally, counterparties may require additional margin be deposited, which we may not be able to pass thru to the customer and accordingly have to reduce business transacted, which affects our results of operations.

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

Commodity Price Volatility

Rising commodity price volatility historically has led to increases in transaction volume and better financial performance in both our C&RM and CES segments. High commodity price volatility affects our financial performance by increasing the uncertainty of the profit margins of intermediaries, end-users and producers, which ultimately leads them to derivatives as a way of mitigating their financial risk from changing prices. At the same time, market volatility creates opportunities for professional traders, who find derivatives a more efficient way to transact relative to traditional physical commodities. In general, high commodity price volatility increases the demand for risk management consulting services and trade execution and clearing by commodity producers, intermediaries, end-users and professional traders. However, high commodity prices also forces our customers to obtain additional lending capacity. Failure of our customers to obtain necessary financing capacity would limit their use of derivative products for hedging strategies.

Transaction Volumes

Market transaction volume, as measured by numbers of contracts, has continually increased over the past five years due to higher commodity price volatility, product innovation and a shift to electronic trading. As noted above, high commodity price volatility results in increased demand for risk management consulting services and increased transaction volumes. In addition, product innovation in both the international exchange-traded and OTC markets has resulted in higher transaction volumes. The continued convergence of derivatives and cash markets and the expanded use of derivatives for hedging and investment purposes have been the primary drivers of this industry trend. The shift from open outcry, pit-based trading to electronic trading platforms has increased trading volume as customers are drawn to more efficient and lower cost markets.

Interest Rates

The level of prevailing short-term interest rates affects our profitability because a significant portion of our revenue is derived from interest earned from the investment of funds deposited with us as margin for trading activities by customers in our C&RM and CES segments. The level of customer segregated assets deposited with us is directly related to transaction volume, open contract interest of our customers and the level of margin required for each position. As the majority of the interest we earn relates to client balances, held with us on deposit, on which we return a portion of the interest to our customers, we report interest revenues, net of interest returned to customers. Our financial performance generally benefits from rising interest rates. Rising interest rates increase the amount of interest income earned from these customer deposits. In contrast, declining interest rates decrease the amount of interest income earned on customer deposits.

Customer Fund Balances Held on Deposit

The amount of customer funds on deposit with us affects our profitability because a significant portion of our revenue is derived from the investment of funds deposited with us as margin for trading activities by customers in our C&RM and CES segments. The amount of this balance is affected by the volume of business transacted, the level of commodity prices and the level of required margin.

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

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to IRMP customers for customized risk management consulting services. Brokerage fees are generated from OTC derivative trades and Forex trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. When transacting OTC and foreign exchange contracts with our customers, we will generally offset the customers transaction simultaneously with one of our trading counterparties. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis.

Interest income. Interest revenue is primarily driven by the level of customer segregated assets deposited with us and the level of short-term interest rates. The level of customer segregated assets deposited with us is directly related to transaction volume and open contract interest of our customers. The majority of the interest we earn relates to client balances, held with us on deposit to satisfy margin requirements, on which we may return a portion of the interest to our customers. We report interest revenues, net of interest returned to customers. Additionally, we earn interest from our internally-generated cash balances invested at short-term interest rates, and also from financing fees related to commodity inventory repurchase programs within our Financial Services segment.

Other revenue. Other revenue represents various ancillary revenue streams, including transportation related income, profit-share arrangements and patronage income in our Financial Services segment, dividend income and income from equity investments and non-recurring items. Historically, income from non-recurring items have included gains on the sale of exchange membership stock or exchange seats, special dividends and litigation settlements, and can vary significantly from period to period. Losses on investments with Sentinel were included in this line in fiscal 2007.

Sales of commodities. During fiscal 2008, sales of commodities represent revenue generated from the sale of Chicago Climate Exchange (CCX) carbon financial instruments (CFIs). During fiscal 2007 and 2006, the majority of the sales of commodities represented the sale of grain in the previously-reported Grain Merchandising segment. When evaluating commodity sales, management focuses on the margin (gross profit) from commodity sales (see “Non-GAAP Financial Measures”). The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income.

Costs and Expenses

Cost of commodities sold. During fiscal 2008, cost of commodities sold represents the product of the volume of purchased CFIs and their related cost. During fiscal 2007 and 2006, the majority of the cost of commodities sold represented the purchase of grain in the previously-reported Grain Merchandising segment.

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

Introducing broker commissions. Introducing broker commissions are commissions that we pay to non-employee third parties that have introduced customers to us. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures and options orders from those customers. We directly provide all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions we pay an introducing broker vary based on a variety of factors, including on the trading volume of the customers introduced to us. This expense is variable and is directly related to the overall volume of trades by those customers.

Employee benefits and payroll taxes expense. Employee benefits and payroll taxes expense consist primarily of employee health insurance, a defined benefit pension plan, two defined contribution plans (401(k) and ESOP), and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees. In July 2008, all benefit accounts under our defined benefit pension plan were frozen. See Note 9 to the consolidated financial statements.

Interest expense. Interest expense consists of interest charged to us by our lenders on the loans, lines of credit and letters of credit outstanding. Our interest expense depends on the amount of debt outstanding and the interest rate environment, with all of our credit lines bearing interest at variable rates. This expense is primarily related to interest paid to lenders in our financial services segment.

Depreciation and amortization. Depreciation expense arises from the depreciation of property, equipment and leasehold improvements. Amortization arises from the amortization of intangible assets with determinable useful lives.

Bad debt expense. Bad debt expense consists of both amounts written off based on known defaults of customers and brokers, as well as an allowance for accounts that we believe may become uncollectible through our review of the historical aging of our receivables from customers and brokers and our monitoring of the financial strength of our customers, brokers and counterparties.

Other expenses. Other expenses consist primarily of office and equipment rent, communications, marketing information, travel, advertising, insurance, professional fees and other various expenses. The majority of these expenses are relatively fixed in nature and do not necessarily vary directly with changes in revenue.

Minority interest. On March 3, 2008, the Company executed an agreement with NASDAQ OMX Group, Inc. (“NASDAQ”) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X, LLC (“Agora-X). The NASDAQ’s initial interest associated with the preferred units is 13.33% ownership in Agora-X, and NASDAQ has agreed to contribute additional cash consideration, upon the completion of certain conditions, for a potential ownership interest of 20%.

On November 9, 2007, we acquired an additional 45% of the ownership interest in Green Diesel for a total ownership interest of 70%. As a result, we included the financial statements of Green Diesel in the consolidated financial statements since the acquisition date and initially recorded the minority interest held by an unaffiliated third party in Green Diesel. As a result of allocation of the impairment loss included in the loss from discontinued operations, the minority interest held by the unaffiliated third party has been reduced to zero and all activity for the periods presented has been reflected in the loss from discontinued operations. Subsequent to August 31, 2008, the Company completed the sale of its ownership interest in Green Diesel, which included recognition of an additional $0.2 million in loss on discontinued operations, net of tax.

Prior to June 1, 2007, minority interest reflected the 30% minority interest held by Agrex in FGDI, the subsidiary that comprised our previously-reported Grain Merchandising segment. Such minority interest ended effective June 1, 2007, when Agrex purchased a majority interest in FGDI (see Notes 18 and 25 to the consolidated financial statements).

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

Revenues, Net of Cost of Commodities Sold

Revenues, net of cost of commodities sold, consists of total revenues presented as determined in accordance with GAAP, less the cost of commodities sold. Revenues, net of cost of commodities sold, is a non-GAAP financial measure that is used in this report on Form 10-K because our management considers it an important supplemental measure of our performance. As discussed below, prior to our sale of a controlling interest in FGDI, LLC (“FGDI”) in fiscal 2007, the consolidation of FGDI’s high revenue, low margin grain merchandising business made it very difficult for the reader of our financial statements to discern trends in profit margins and business drivers. Management believes revenues, net of cost of commodities sold, is a more relevant measure of our economic interest in these commodities transactions because it removes the effect of commodity price driven changes in revenue and cost of commodities sold, which may not have a meaningful effect on net income. In managing our business, management has historically focused on revenues derived from sales of commodities, net of cost of commodities sold. This financial measure is meaningful in managing our business as profit is driven more by the margin on commodities sold rather than the price of the commodities and analyzing consolidated costs and expenses as a percentage of total revenue is not meaningful because total revenues related to commodity sales is a disproportionately large number compared to margin. Measuring expense as a percentage of revenues, net of cost of commodities sold, provides a clearer understanding of the trends in costs and expenses and expense management.

As a result of the Company’s sale of its controlling interest in FGDI on June 1, 2007, the Company is no longer consolidating the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded under the equity method, as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the years ended August 31, 2007 and 2006 related to FGDI were $1,077.9 million and $1,060.6 million, respectively, and $1,077.5 million and $1,061.0 million, respectively.

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

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements.

Commission Revenue and Clearing and Transaction Fees

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

Service, Consulting and Brokerage Fees

Service fees include brokerage fees and margins generated from OTC derivative trades executed with customers and other counterparties and are recognized when trades are executed. Service fees also include IRMP fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities. Service, consulting and brokerage fees also includes income from limited forms of proprietary trading. This trading involves taking short-term proprietary positions in derivatives and foreign currencies. These strategies involve relatively short-term exposure to the markets and are usually undertaken in conjunction with the use of derivative contracts, designed to mitigate the risk of customers through hedging strategies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for trade receivables and deficits on customer commodity accounts. The allowances for doubtful accounts are significant estimates, and are maintained at a level considered appropriate by our management based on analyses of the historical aging of receivables from customers and brokers, availability of capital and liquidity for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic, market and other conditions. If we become aware of a customer’s inability to meet its financial obligations, we establish a specific allowance for a potential bad debt expense to reduce the net recognized receivable to the amount we reasonably believe will be collected. Additionally, different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense. The valuation of the allowances for doubtful accounts is performed on a quarterly basis.

Open Contracts—Over-The-Counter and Forex

We broker over-the-counter option and commodity swap contracts between customers and external counterparties. The contracts are generally arranged on an offsetting basis, limiting our risk to performance of the two parties. The offsetting nature of these contracts eliminate the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the option and swap contracts are presented gross on the consolidated statement of financial condition at their respective market values, net of offsetting assets and liabilities at the customer or counterparty account level where right of offset exists. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Factors that may affect the determination of market values include credit spreads, market liquidity concentrations, and funding and administrative costs incurred over the life of the instrument. If estimates regarding the valuation of these open option and swap contracts are less favorable than management’s assumptions, we may be at risk of overstating both contract assets and liabilities or understating both contract assets and liabilities on the consolidated statements of financial condition. The offsetting nature of the contracts eliminates the effects of market fluctuations on our consolidated statements of operations.

We broker foreign exchange forwards, options and cash, or spot, transactions between customers and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on our operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective market values, net of offsetting assets and liabilities. Upon applying Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”, our elected policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable.

We also hold proprietary positions in the OTC and Forex lines of business. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. These forwards, options, swap and spot contracts are accounted for as free-standing derivatives and reported in the consolidated statements of financial condition at their fair values. We do not seek hedge accounting treatment for these derivatives, and accordingly, the changes in fair value during the period are recorded in earnings as a component of service, consulting and brokerage fees. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Factors taken into consideration include credit spreads, market liquidity concentrations, and funding and administrative costs incurred over the life of the instrument.

Pensions

We have noncontributory defined benefits pension plans that cover certain employees. Our funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amount we may deem to be appropriate. In July 2008, the Board of Directors authorized a resolution, effective September 1, 2008, to amend the plan, freezing all benefit accruals. No additional benefits will be accrued for active participants under the plan. The plan freeze represents a curtailment under FASB 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” (SFAS 88), and accordingly, we recorded a charge to net periodic pension cost of $1.5 million during the fourth quarter of fiscal 2008.

We adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) on August 31, 2007. SFAS 158 requires an entity to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income, net of income taxes. Since the full recognition of the funded status of the defined benefit pension plans is recorded on the consolidated statement of financial condition, the additional minimum liability is no longer recorded under SFAS 158. Additionally, SFAS 158 has a provision requiring the measurement date for plan assets and liabilities to be consistent with the statement of financial condition for companies with fiscal years ending after December 15, 2008. We elected to change its measurement date for plan assets and liabilities to its fiscal year-end date during fiscal 2008. We elected the transition method allowing us to project net periodic pension cost for fourteen months from July 1, 2007 to August 31, 2008. Under this transition approach, we allocated two-fourteenths of net periodic pension cost determined for the period July 1, 2007 to August 31, 2008 to retained earnings (net of tax) and to accumulated other comprehensive income (net of tax). The effect of applying this statement was a $0.3 million reduction to retained earnings and a $0.1 million increase in accumulated other comprehensive income.

We adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) on August 31, 2007. SFAS 158 had no impact on pension expense recognized in the consolidated statements of operations, but the new standard required us to recognize the funded status of pension plans on our consolidated statement of financial condition as of August 31, 2007. This unfunded obligation represents the difference between the projected benefit obligation and the fair value of plan assets. The overall impact of the adoption of SFAS 158 was a $5.3 million increase in accrued expenses and a $3.1 million net of tax decrease in stockholders’ equity (accumulated other comprehensive income). The accounting for our defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis. Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. In previous periods, we used a June 30 measurement date for our plans; but changed our measurement date to August 31 beginning in fiscal 2008.

To account for the defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) the Company must make three main determinations at the end of each year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results. First, the Company must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of our discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plans. The discount rate at August 31, 2008 is based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations. The discount rate assumptions at August 31, 2007 and 2006 are based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The salary growth assumptions at August 31, 2007 and 2006 reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. As a result of the plan freeze, no additional benefits will be accrued for active participants under the plan, and accordingly no assumption will be made for the rate of increase in compensation levels in the future.

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The expected long-term rate of return on asset assumption was determined, with the assistance of the Company’s investment consultants, based on a variety of factors. These factors include, but are not limited to, the plan’s asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on an annual basis.

Stock-Based Compensation

Effective September 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning September 1, 2006 for all share-based payment awards made to employees and directors. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. Due to our lack of trading history, the Company utilizes historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. The minimum value method was used in determining fair value of stock options granted prior to September 1, 2006 as allowed under SFAS 123, which involves setting the assumption for volatility to zero. The Company determined the amount of stock-based compensation expense in the year ended August 31, 2008, based on awards that are ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 11 to the consolidated financial statements for a table showing the assumptions used to value the awards granted during fiscal 2008 and 2007.

Income Taxes

We account for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the standard, certain assumptions are made which represent significant estimates. These estimates are required because: (a) income tax returns are generally filed months after the close of our annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when we recognize income tax expenses and benefits. Our assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. We routinely evaluate all deferred tax assets to determine the likelihood of their realization. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We have not recorded a valuation allowance as of August 31, 2008, August 31, 2007, and August 31, 2006.

Contingencies

As discussed in Note 20 to the consolidated financial statements (“Note 20”), certain legal proceedings are pending or threatened in the United States and various foreign jurisdictions. We record provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. To the extent a range of potential outcomes is identified and no outcome is deemed more likely than another, we record our liability at the lower end of the range. (1) We have not concluded that it is probable that a loss has been incurred in any of the pending litigation; (2) we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and (3) accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Management intends to vigorously defend these claims and will continue to monitor the status and results of the claims and assess the need for future accruals.

Results of Operations

Year Ended August 31, 2008, Compared to Year Ended August 31, 2007

Executive Summary

Net income increased $7.3 million or 22.0% from $33.3 million in fiscal 2007, to $40.6 million in fiscal 2008 and included losses from discontinued operations, net of tax of $6.8 million in fiscal 2008 and $0.3 million in fiscal 2007, respectively.

Net income from continuing operations increased $13.8 million, or 41.2%, from $33.6 million in fiscal 2007 to $47.4 million in fiscal 2008. During fiscal 2008, we continued to experience significant growth in service, consulting and brokerage fees, primarily driven by the demand for OTC-based products. During fiscal 2008 such service, consulting and brokerage fees increased $50.0 million, or 104.9%, as demand from new and existing customers increased OTC contract volume by 0.6 million contracts or 81.3%, to 1.4 million contracts. Additionally, we added revenue from the OTC and Forex trade desks. We also experienced strong growth in commission and clearing fee revenues of $34.1 million, or 23.5%, as exchange-traded contract volumes increased by 37.6 million contracts or 61.7% to 98.6 million. Both the OTC and exchange traded volume increases were affected by the continued period of ongoing volatility in the grain and energy markets. Interest income, net, increased $5.3 million, or 12.4%, from $43.0 million in fiscal 2007 to $48.3 in fiscal 2008. Growth in our interest revenue was slowed in fiscal 2008 by the significant decrease in short-term interest rates.

In February 2008, we undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, we decided to cease construction and development of the biodiesel facility and pursue immediate sale of the plant assets and inventory. Accordingly, during the second quarter of fiscal 2008, we classified Green Diesel’s biodiesel plant as a discontinued operation. In connection with the plan of disposal, we determined that the carrying value of the underlying plant asset exceeded its fair value at February 29, 2008, and we recorded an impairment pre-tax loss of $10.8 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder, which is included in loss on discontinued operations, net of tax. The total loss on discontinued operations, net of tax, was $6.8 million for the year ended August 31, 2008. Subsequent to August 31, 2008, we completed the sale of our ownership interest in Green Diesel.

As a result of our sale of our controlling interest in FGDI on June 1, 2007, we no longer include the assets, liabilities, revenues and expenses of FGDI in our consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded using the equity method, as a component of other revenues within the Corporate and Other segment. Sales of commodities and cost of commodities sold included in the consolidated statement of operations for fiscal 2007 related to FGDI were $1,078 and $1,061 million, respectively.

The following chart provides revenues, costs and expenses, and net income for the period comparison:

	Year Ended August 31, 2008		Year Ended August 31, 2007		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$1,972	N/M	$1,101,752	N/M	$(1,099,780)	(99.8)%
Cost of commodities sold	1,069	N/M	1,084,205	N/M	(1,083,136)	(99.9)%

Gross profit on commodities sold	903	0.3%	17,547	6.8%	(16,644)	(94.9)%
Commissions and clearing fees	179,188	53.3%	145,077	56.3%	34,111	23.5%
Service, consulting and brokerage fees	97,700	29.0%	47,679	18.5%	50,021	104.9%
Interest	48,294	14.4%	42,957	16.7%	5,337	12.4%
Other revenues	10,372	3.0%	4,497	1.7%	5,875	130.6%

Revenues, net of cost of commodities sold(1)	336,457	100.0%	257,757	100.0%	78,700	30.5%

Costs and expenses
Employee compensation and broker commissions	65,936	19.6%	49,524	19.2%	16,412	33.1%
Pit brokerage and clearing fees	104,045	30.9%	67,978	26.4%	36,067	53.1%
Introducing broker commissions	33,304	9.9%	36,050	14.0%	(2,746)	(7.6)%
Employee benefits and payroll taxes	13,746	4.1%	10,678	4.1%	3,068	28.7%
Interest	5,705	1.7%	9,937	3.9%	(4,232)	(42.6)%
Depreciation and amortization	1,996	0.6%	1,748	0.7%	248	14.2%
Bad debt expense	1,998	0.6%	1,632	0.6%	366	22.4%
Other expenses	31,585	9.4%	25,983	10.1%	5,602	21.6%

Total costs and expenses (excluding cost of commodities sold)	258,315	76.8%	203,530	79.0%	54,785	26.9%

Income from continuing operations before income tax expense and minority interest	78,142	23.2%	54,227	21.0%	23,915	44.1%
Minority interest	(146)	(0.1)%	639	0.2%	(785)	(122.9)%

Income from continuing operations before income tax expense	78,288	23.3%	53,588	20.8%	24,700	46.1%
Income tax expense	30,867	9.2%	20,000	7.8%	10,867	54.3%

Net income from continuing operations	47,421	14.1%	33,588	13.0%	13,833	41.2%
Loss from discontinued operations, net of tax	(6,829)	(2.0)%	(311)	(0.1)%	(6,518)	N/M

Net income	$40,592	12.1%	$33,277	12.9%	$7,315	22.0%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected Financial Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M—Percentage is not meaningful

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $78.7 million, or 30.5%, from $257.8 million in fiscal 2007, to $336.5 million in fiscal 2008.

Commissions and Clearing Fees. Commissions and clearing fees increased $34.1 million, or 23.5%, from $145.1 million in fiscal 2007, to $179.2 million in fiscal 2008, primarily due to the increase in exchange-traded contract volume of 37.6 million contracts, or 61.7%, from 61.0 million contracts in fiscal 2007, to 98.6 million contracts in fiscal 2008. The increase in exchange-traded contract volume was primarily driven by the fiscal year’s significant price volatility across all commodities, and specifically, in the grain and energy markets. The majority of the contract volume increase was in our Clearing and Execution Services segment, where we experienced a large amount of high-volume, low-margin electronic trades gained from several new customers acquired during the fourth quarter of fiscal 2007 with trading activities continued throughout fiscal 2008. The increased volume also reflects an increase in agricultural commodity contracts executed by our C&RM customers, resulting from 2007’s record crop production. Offsetting the increase is decreased revenues from Forex customer trading, resulting primarily from a decrease in customer trade activity. See “Operations by Segment” for further discussion of revenue and contract volumes.

The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the fiscal years ended August 31, 2008 and 2007.

	Year Ended August 31,
	2008	2007
	($ in thousands)
Commissions and clearing fees—Exchange trades	$171,113	$130,932
Commissions and clearing fees—Forex trades	8,075	14,145

Total commissions and clearing fees	$179,188	$145,077

Exchange contract trade volume (in millions)	98.6	61.0

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $50.0 million, or 104.9%, from $47.7 million in fiscal 2007, to $97.7 million in fiscal 2008. This increase was primarily due to a significant increase in OTC contract volume from our energy, renewable fuels, grain risk management and Brazilian and Chinese customers. OTC contract volume increased 610,295 contracts, or 81.3%, from 750,909 contracts in fiscal 2007, to 1,361,204 contracts in fiscal 2008. The overall OTC rate per contract remained relatively constant during fiscal years 2008 and 2007. Additionally, we experienced an increase in consulting fees and higher average fees in the IRMP. Also, in fiscal 2008, we added revenues from OTC and Forex trade desk activities of $14.4 million. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. The following table sets forth our OTC contract volume for the fiscal years ended August 31, 2008 and 2007.

	Year Ended August 31,
	2008	2007
	( in thousands)
OTC contract volume	1,361	751

Interest Income. Interest income increased $5.3 million, or 12.4%, from $43.0 million in fiscal 2007, to $48.3 million in fiscal 2008. The increase was primarily due to the growth in exchange customer segregated assets and OTC customer margin assets which have exceeded the effect of declining short-term interest rates. The increase in investable exchange customer segregated assets and OTC customer margin assets are related to the increase in exchange contract and OTC contract trading volumes, and higher margin requirements due to continued volatility in the commodity markets. Interest revenue growth was offset by decreased activity in the grain inventory financing programs and a reduction of corporate interest revenue. See “Operations by Segment” for further discussion of interest income.

The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the fiscal years ended August 31, 2008 and 2007.

	Year Ended August 31,
	2008	2007
	($ in thousands)
Customer segregated assets, end of period	$1,528,028	$997,436
90-day Treasury bill average rates for period	2.24%	4.94%

Other Revenues. Other revenues increased by $5.9 million, or 130.6%, from $4.5 million in fiscal 2007, to $10.4 million in fiscal 2008. Excluding non-recurring items, other revenues increased by $3.3 million, primarily the result of income from equity investments which increased by $2.9 million, primarily resulting from the income of our equity interest in FGDI. In fiscal 2007 FGDI’s results for only the three month period subsequent to the sale of our majority interest of $0.2 million were included in other revenues. Fiscal 2008 included a non-recurring $3.8 million realized gain on the sale of exchange stock and trading rights. Fiscal 2007’s non-recurring items included a $3.7 million realized gain on the sale of exchange stock, a $2.6 million realized gain on the sale of our majority interest in FGDI and a special dividend of $0.5 million, offset by a $5.6 million realized loss on investments held at Sentinel Management Group, Inc.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities decreased by $1,100.0 million, or 99.8%, from $1,101.8 million in fiscal 2007, to $2.0 million in fiscal 2008. Cost of commodities sold decreased $1,083.1 million, or 99.9%, from $1,084.2 million in fiscal 2007, to $1.1 million in fiscal 2008. During fiscal 2007, the majority of the sales and cost of commodities sold related to the purchase and sale of grain by FGDI, and the significant decrease in each are due to the fact that beginning in the fourth quarter of fiscal 2007, we no longer include the financial statements of FGDI in our consolidated financial statements. During fiscal 2008, sales and costs of commodities sold relate to CCX CFIs purchased and sold through FCStone Carbon’s operations, which are included within the C&RM operating segment.

Other Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $16.4 million, or 33.1%, from $49.5 million in fiscal 2007, to $65.9 million in fiscal 2008. Excluding FGDI’s employee compensation in fiscal 2007, employee compensation and broker commissions increased $21.5 million, or 43.4%. This expense increase was primarily a result of volume-related increased broker commissions driven by higher exchange contract, OTC and Forex revenues in our C&RM segment. Additionally, the increase in expense is a result of adding non-broker personnel in recently-formed subsidiaries and accounting, risk and compliance departments, and an increase in incentive pay based on our operating results.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $36.1 million, or 53.1%, from $68.0 million in fiscal 2007, to $104.0 million in fiscal 2008. This increase was primarily related to increased volume of exchange-traded contracts.

Introducing Broker Commissions. Introducing broker commissions expense decreased $2.7 million, or 7.6%, from $36.0 million in fiscal 2007, to $33.3 million in fiscal 2008. The decrease was due to a significant decrease in introducing broker commission related to Forex trades in the C&RM segment. Offsetting this decrease was volume-based increases in introducing broker fees related to exchange-traded contracts in the C&RM and CES operating segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes increased $3.1 million, or 28.7%, from $10.7 million in fiscal 2007, to $13.8 million in fiscal 2008. Excluding FGDI’s employee benefits and payroll taxes in fiscal 2007, employee benefits and payroll taxes increased $4.4 million, or 41.1%. The increase is primarily due to higher payroll taxes from increased employee compensation and broker commissions. Also, we incurred additional pension expense of $1.5 million resulting from the curtailment of future benefits under both defined benefit plans effective September 1, 2008.

Interest Expense. Interest expense decreased $4.2 million, or 42.6%, from $9.9 million in fiscal 2007, to $5.7 million in fiscal 2008. Excluding FGDI’s interest expense in fiscal 2007, interest expense decreased $1.3 million, or 18.6%. The majority of interest expense relates to the commodity inventory financing programs, which experienced an overall decrease in expense due to decreased activity and lower short-term borrowing rates. We also incur interest expense on periodic borrowings on margin and subordinated debt facilities.

Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 14.2%, from $1.7 million in fiscal 2007 to $2.0 million in fiscal 2008. Excluding FGDI’s deprecation expense in fiscal 2007, depreciation and amortization expense increased $0.8 million, or 67.2%. The increase was primarily due to additional depreciation on new equipment and software and also a result of amortization of intangible assets with determinable lives, acquired as part of acquisitions completed in fiscal 2008.

Bad Debt Expense. Bad debt expense increased $0.4 million, or 22.4%, from $1.6 million in fiscal 2007, to $2.0 million in fiscal 2008. In fiscal 2008, bad debt expense reflects the increase to the allowance for doubtful accounts, net of recoveries, and direct write-offs recorded in the C&RM segment and CES segment for specific customer deficit accounts. Certain customer account deficits were related to unprecedented synthetic settlement pricing in the cotton market occurring on March 3, 2008 as the customers were unable to meet the margin calls to us in amounts as required by the exchange. In fiscal 2007, excluding FGDI’s bad debt expense of $0.2 million, $1.4 million of bad debt expense was primarily a result of losses recorded for failure of a commodity pool limited partnership to meet margin requirements, of which we recovered $1.1 million during fiscal 2008.

Other Expenses. Other expenses increased $5.6 million, or 21.6%, from $26.0 million in fiscal 2007, to $31.6 million in fiscal 2008. Excluding FGDI’s other expenses in fiscal 2007, other expenses increased $9.9 million, or 45.6%. This additional expense was due primarily to increases in professional fees of $2.7 million; office, equipment and facilities rent and expenses of $2.5 million; printing and office supplies of $1.6 million; travel of $0.6 million; communication and marketing information of $0.5 million and insurance of $0.4 million. These increases relate primarily to operational and administrative costs from the growth we are experiencing.

Income Tax Expense. Our provision for income taxes increased $10.9 million, or 54.3%, from $20.0 million in fiscal 2007, to $30.9 million in fiscal 2008. This increase was due primarily to higher profitability, as income from continuing operations before income taxes was $53.6 million in 2007 compared to $78.3 million in 2008. Our effective income tax rate was 39.4% in fiscal 2008 compared to 37.3% in fiscal 2007. The increase in the effective tax rate is primarily due to an increase in state tax rates subsequent to the sale of our majority interest in FGDI. The elimination of FGDI’s grain sales from our consolidated revenues has affected our apportionment calculations and increased state tax apportionment factors.

Loss from Discontinued Operations. We reported a loss from discontinued operations, net of tax, of $6.8 million relating to Green Diesel’s developmental stage biodiesel facility in Houston, Texas. During February 2008, we decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. On October 7, 2008, we executed a sale agreement for all of our ownership interest in Green Diesel. The total loss from discontinued operations for the year ended August 31, 2008 was $13.7 million, of which $2.3 million was allocated to the unaffiliated third party minority interest holder. The loss on discontinued operations includes impairment of the plant in the amount of $11.8 million, as well as $1.9 million in operating expenses. Additional impairment and operating expenses recorded in the fourth quarter of fiscal 2008 totaled $1.1 million and $0.5 million, respectively.

Year Ended August 31, 2007, Compared to Year Ended August 31, 2006

Executive Summary

Net income increased $18.0 million or 118.1% from $15.3 million in fiscal 2006, to $33.3 million in fiscal 2007 and included losses from discontinued operations, net of tax of $0.3 million in fiscal 2007. There were no losses from discontinued operations in fiscal 2006. This increase was primarily driven by higher exchange-traded and OTC contract trading volumes from new and existing customers, along with higher interest rates applicable to larger segregated customer balances. The following chart provides revenues, costs and expenses, and net income for the period comparison:

	Year Ended August 31, 2007		Year Ended August 31, 2006		Variance
	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% of Revenues, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$1,101,752	N/M	$1,129,983	N/M	$(28,231)	(2.5)%
Cost of commodities sold	1,084,205	N/M	1,112,949	N/M	(28,744)	(2.6)%

Gross profit on commodities sold	17,547	6.8%	17,034	9.4%	513	3.0%
Commissions and clearing fees	145,077	56.3%	105,622	58.1%	39,455	37.4%
Service, consulting and brokerage fees	47,679	18.5%	33,388	18.4%	14,291	42.8%
Interest	42,957	16.7%	23,174	12.7%	19,783	85.4%
Other revenues	4,497	1.7%	2,638	1.5%	1,859	70.5%

Revenues, net of cost of commodities sold(1)	257,757	100.0%	181,856	100.0%	75,901	41.7%

Costs and expenses
Employee compensation and broker commissions	49,524	19.2%	44,229	24.3%	5,295	12.0%
Pit brokerage and clearing fees	67,978	26.4%	47,613	26.2%	20,365	42.8%
Introducing broker commissions	36,050	14.0%	22,826	12.6%	13,224	57.9%
Employee benefits and payroll taxes	10,678	4.1%	9,801	5.4%	877	9.0%
Interest	9,937	3.9%	5,705	3.1%	4,232	74.2%
Depreciation and amortization	1,748	0.7%	1,674	0.9%	74	4.4%
Bad debt expense	1,632	0.6%	1,909	1.0%	(277)	(14.5)%
Other expenses	25,983	10.1%	23,568	13.0%	2,415	10.2%

Total costs and expenses (excluding cost of commodities sold)	203,530	79.0%	157,325	86.5%	46,205	29.4%

Income from continuing operations before income tax expense and minority interest	54,227	21.0%	24,531	13.5%	29,696	121.1%
Minority interest	639	0.2%	(226)	(0.1)%	865	(382.7)%

Income from continuing operations before income tax expense	53,588	20.8%	24,757	13.6%	28,831	116.5%
Income tax expense	20,000	7.8%	9,500	5.2%	10,500	110.5%

Net income from continuing operations	33,588	13.0%	15,257	8.4%	18,331	120.1%
Loss from discontinued operations	(311)	0.1%	—	—	(311)	N/M

Net income	$33,277	12.9%	$15,257	8.4%	$18,020	118.1%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected Financial Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M—Percentage is not meaningful

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, increased $75.9 million, or 41.7%, from $181.9 million in fiscal 2006, to $257.8 million in fiscal 2007.

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

The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and Clearing and Execution Services segments for the fiscal years ended August 31, 2007 and 2006.

	Year Ended August 31,
	2007	2006
	($ in thousands)
Commissions and clearing fees—Exchange trades	$130,932	$104,602
Commissions and clearing fees—Forex trades	14,145	1,020

Total commissions and clearing fees	$145,077	$105,622

Exchange contract trade volume (in millions)	61.0	47.5

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

The following table sets forth OTC contract volumes for the fiscal years ended August 31, 2007 and 2006.

	Year Ended August 31,
	2007	2006
	( in thousands)
OTC contract volume	751	326

Interest Income. Interest income increased $19.8 million, or 85.4%, from $23.2 million in fiscal 2006, to $43.0 million in fiscal 2007. The increase was primarily due to increased exchange customer segregated assets and OTC customer margin assets, higher short-term interest rates and increased activity in the grain inventory financing programs.

The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the fiscal years ended August 31, 2007 and 2006.

	Year Ended August 31,
	2007	2006
	Year Ended August 31,
Customer segregated assets, end of period	$997,436	$764,847
90-day Treasury bill average rates for period	4.94%	4.42%

Other Revenues. Other revenues increased by $1.9 million, or 70.5%, from $2.6 million in fiscal 2006, to $4.5 million in fiscal 2007. This increase was primarily the result of several non-recurring items, including a $3.7 million gain on the sale of excess CME Group Inc. stock, a $2.6 million gain on the sale of a portion of our FGDI membership units, a $0.5 million special dividend from CBOT and a $0.1 million gain on the conversion of a membership seat to common stock. These gains were offset by the $5.6 million loss on investments held at Sentinel Management Group, Inc (“Sentinel”). As a result of the merger between the CBOT and the CME, the share requirements to trade on the exchanges were revised and resulted in the Company having excess shares of CME that no longer need to be pledged for clearing purposes. The loss on investments resulted when a portion of our excess segregated funds invested with Sentinel were sold to an unaffiliated third-party at a significant discount.

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

Depreciation and amortization. Depreciation and amortization expense was $1.7 million in fiscal 2006 and 2007, respectively.

Bad Debt Expense. Bad debt expense decreased $0.3 million, or 14.5%, from $1.9 million in fiscal 2006, to $1.6 million in fiscal 2007. Bad debt expense in fiscal 2006 related primarily to a $1.0 million charge resulting from the bankruptcy of a customer in our Grain Merchandising segment. In fiscal 2007 the expense is primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of the pool positions under continuing adverse market conditions resulted in a charge of $1.3 million, of which $1.1 million was recovered in fiscal 2008.

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

Loss from Discontinued Operations. Discontinued operations related to Green Diesel’s developmental stage biodiesel facility in Houston, Texas. The loss on discontinued operations amounted to $0.3 million in fiscal 2007.

Operations by Segment

Our reportable operating segments consist of C&RM, Clearing and Execution Services and Financial Services. Direct corporate revenues and expenses and equity earnings from equity affiliates that are not identified with one of our three operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interest and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the consolidated statements of operations is included in Note 25 in the notes to the consolidated financial statements for the three fiscal years ended August 31, 2008.

We prepared the financial results for our operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. This presentation aligns with how we internally measure segment performance.

Segment income before minority interest and income taxes may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

The segment results that follow present the segment information from continuing operations and exclude Green Diesel’s operating results. All historical information has been restated to conform to this presentation.

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from four primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts and Forex trades, (2) brokerage fees from OTC transactions, (3) interest income, net of interest returned to customers, derived from both investable exchange customer segregated asset balances and OTC customer margin assets, as well as from our proprietary excess funds, and (4) risk management service and consulting fees. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. In fiscal 2008, this segment represented approximately 76% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
Sales of commodities	$1,972	$3,806	$11,336
Cost of commodities sold	1,069	3,727	11,053

Gross profit on commodities sold	903	79	283
Commissions and clearing fees	55,871	54,367	36,886
Service, consulting and brokerage fees	98,140	48,227	33,990
Interest	18,972	20,445	9,610
Other revenues	3,475	4,476	148

Revenues, net of cost of commodities sold	177,361	127,594	80,917

Costs and expenses:
Expenses (excluding interest expense)	109,118	81,480	58,825
Interest expense	693	393	155

Total costs and expenses (excluding cost of commodities sold)	109,811	81,873	58,980

Segment income before minority interest and income taxes	$67,550	$45,721	$21,937

Year Ended August 31, 2008, Compared to Year Ended August 31, 2007

Revenues, net of cost of commodities sold, increased $49.8 million, or 39.0%, from $127.6 million in fiscal 2007, to $177.4 million in fiscal 2008. Following is a discussion of the significant components of that growth:

Commissions and clearing fee revenues increased $1.5 million, or 2.8%, from $54.4 million in fiscal 2007, to $55.9 million in fiscal 2008. This increase in commissions and clearing fees is primarily due to a $7.6 million increase in the exchange-traded revenues. The exchange-traded revenue increase results primarily from the increase in the volume of exchange-traded contracts, as executed contracts increased 0.4 million contracts, or 13.5%, from 3.1 million contracts in fiscal 2007 to 3.5 million contracts in fiscal 2008, and a slight increase in the average rate per contract during fiscal 2008. The increased contract volume relates primarily to the fiscal year’s significant grain commodity price volatility. Offsetting this increase in exchange-traded revenue was a decline in Forex trade commissions of $6.1 million.

Service, consulting and brokerage fees increased $49.9 million, or 103.5%, from $48.2 million in fiscal 2007, to $98.1 million in fiscal 2008. This increase was primarily due to a significant increase in OTC brokerage volume from renewable fuels and Brazilian customers. Total OTC contract volumes increased from 750,909 contracts in 2007 to 1,361,204 contracts in 2008. The overall OTC rate per contract remained relatively constant during fiscal years 2008 and 2007. We experienced an increase in consulting and IRMP fees due to additional customers and higher average fees in the IRMP. Additionally, we added revenue of $14.4 million from proprietary transactions in the OTC and Forex markets.

Interest income decreased $1.5 million, or 7.2%, from $20.4 million in fiscal 2007, to $19.0 million in fiscal 2008, primarily due to lower short-term interest rates, despite increased investable exchange customer segregated assets and OTC customer margin assets.

Other revenues decreased $1.0 million, from $4.5 million in fiscal 2007, to $3.5 million in fiscal 2008. Other revenues in fiscal 2008 included a non-recurring $2.9 million realized gain related to the sale of excess exchange stock. Other revenues in fiscal 2007 included a non-recurring $3.7 million realized gain related to the sale of excess exchange stock and a $0.5 million special cash dividend from the CBOT.

Sales of commodities decreased $1.8 million, or 48.2%, from $3.8 million in fiscal 2007, to $2.0 million in fiscal 2008. The cost of commodities sold decreased $2.6 million, or 71.3%, from $3.7 million in fiscal 2007, to $1.1 million in fiscal 2008. The sales and cost of commodities sold during fiscal 2008 reflect the purchase and sale of CCX CFIs, and generated $0.9 million in gross profit. The sales and cost of commodities sold during fiscal 2007 reflect our occasional participation, on behalf of customers as a principal in back-to-back ethanol transactions, and generated minimal gross profit. There was no such activity during fiscal 2008.

Expenses, excluding interest expense, increased $27.6 million, or 33.9%, from $81.5 million in fiscal 2007, to $109.1 million in fiscal 2008. The expense increase was primarily related to the large volume and revenue growth and included a $22.3 million increase in employee compensation and broker commissions and related benefits, a $0.4 million decrease in introducing broker commissions, a $6.8 million increase in pit brokerage and clearing fees and a $0.5 million decrease in bad debt expense. Bad debt expense of $0.9 million incurred during fiscal 2008 was the result of specific customer deficit accounts arising during the third quarter of fiscal 2008, while bad debt expense during fiscal 2007 was primarily a result of losses recorded for failure of a commodity pool limited partnership to meet margin requirements, of which we recovered $1.1 million during fiscal 2008. Interest expense increased $0.3 million, from $0.4 million in fiscal 2007 to $0.7 million in fiscal 2008, primarily due to the periodic drawdown of additional subordinated debt.

Year Ended August 31, 2007, Compared to Year Ended August 31, 2006

Revenues, net of cost of commodities sold, increased $46.7 million, or 57.7%, from $80.9 million in fiscal 2006, to $127.6 million in fiscal 2007. Following is a discussion of the significant components of that growth:

Commissions and clearing fee revenues increased $17.5 million, or 47.4%, from $36.9 million in fiscal 2006, to $54.4 million in fiscal 2007. This increase in commissions and clearing fees was primarily due to a $13.1 million increase in our Forex trading commissions, from the addition of several significant customers. Additionally the increase was due to the fiscal year’s significant grain market price rally and continued grain commodity price volatility, resulting in a 0.6 million exchange-traded contract, or 24.0%, increase in trading volume for exchange-traded contracts from 2.5 million in the year ended August 31, 2006 to 3.1 million in the year ended August 31, 2007. Offsetting this increase in trading volume was a slight decline in the average rate per trade due to higher volumes from customers with lower average commission rates.

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

Sales of commodities decreased $7.5 million, or 66.4%, from $11.3 million in fiscal 2006, to $3.8 million in fiscal 2007. Costs of commodities sold decreased by $7.4 million, or 66.3%, from $11.1 million in fiscal 2006, to $3.7 million in fiscal 2007. These declines were due to significantly lower volumes sold during fiscal 2007, as there was a decrease in the number of arrangements where we participated as a principal in back-to-back ethanol transactions.

Expenses, excluding interest expense, increased $22.7 million, or 38.6%, from $58.8 million in fiscal 2006, to $81.5 million in fiscal 2007. The expense increase was primarily related to the large volume and revenue growth and included a $6.9 million increase in employee compensation and broker commissions and related benefits, a $5.6 million increase in introducing broker commissions, a $5.6 million increase in pit brokerage and clearing fees and a $1.0 million increase in bad debt expense. The bad debt expense increase was primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of pool positions under continuing adverse market conditions resulted in a charge of $1.3 million. Interest expense was approximately $0.2 million in fiscal 2006 and approximately $0.4 million in fiscal 2007.

Clearing and Execution Services

The Clearing and Execution Services segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’

accounts. In fiscal 2008, this segment represented approximately 22.0% of our consolidated income before minority interest, income tax and corporate overhead. The principal factors that affect our financial performance in this segment include:

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
Sales of commodities	$—	$—	$—
Cost of commodities sold	—	—	—

Gross profit on commodities sold	—	—	—
Commissions and clearing fees	124,070	91,486	69,246
Service, consulting and brokerage fees	—	—	—
Interest	22,237	15,707	10,702
Other revenues	878	(5,420)	—

Revenues, net of cost of commodities sold	147,185	101,773	79,948

Costs and expenses:
Expenses (excluding interest expense)	126,957	91,570	68,541
Interest expense	67	593	426

Total costs and expenses (excluding cost of commodities sold)	127,024	92,163	68,967

Segment income before minority interest and income taxes	$20,161	$9,610	$10,981

Year Ended August 31, 2008, Compared to Year Ended August 31, 2007

Commissions and clearing fees increased $32.6 million, or 35.6%, from $91.5 million in fiscal 2007 to $124.1 million in fiscal 2008. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility and the addition of several large-volume customers. Exchange-traded contract volume increased 37.2 million contracts, or 64.3%, from 57.9 million in fiscal 2007 to 95.1 million in fiscal 2008. The significant increase in contract volume in fiscal 2008 compared to fiscal 2007 is primarily from the addition of several new large customers during the fourth quarter of fiscal 2007, which have remained during fiscal 2008. The infusion of these high-volume, low-margin electronic trades has resulted in a slight decrease in the average rate per contract from fiscal 2007 as compared to fiscal 2008.

Interest income increased $6.5 million, or 41.6%, from $15.7 million in fiscal 2007 to $22.2 million in fiscal 2008, primarily due to significant growth of investable customer segregated funds that continued throughout fiscal 2008, offset by lower short-term interest rates.

Other revenue increased $6.3 million from a loss of $5.4 million in fiscal 2007, to $0.9 million in fiscal 2008. Other revenue in fiscal 2008 included non-recurring $0.7 million realized gains related to the sale and conversion of excess exchange stock and memberships. Other revenues in fiscal 2007 included a non-recurring $5.6 million loss on excess segregated funds invested with Sentinel.

Expenses, excluding interest expense, increased $35.4 million, or 38.6%, from $91.6 million in fiscal 2007, to $127.0 million in fiscal 2008. This increase in expenses was primarily due to volume-related increases in pit brokerage and clearing fees of $29.3 million and volume based data processing transaction fees, offset by the decrease in introducing broker commissions of $2.4 million. Additionally, bad debt expense increased

$0.8 million as a result of specific customer deficit accounts arising during the third quarter of fiscal 2008. Interest expense decreased from $0.6 million in fiscal 2007 to $0.1 million in fiscal 2008. The interest expense relates to periodic subordinated debt borrowings, and the decrease is primarily due to the reduction in the amount of subordinated debt borrowings outstanding after our initial public offering in fiscal 2007.

Year Ended August 31, 2007, Compared to Year Ended August 31, 2006

Commissions and clearing fees increased $22.3 million, or 32.2%, from $69.2 million in fiscal 2006 to $91.5 million in fiscal 2007. This increase was the result of increased trading volume due to energy, metals and soft (coffee, sugar and cocoa) commodities price volatility. Exchange-traded contract volume increased 12.9 million contracts, or 28.7%, from 45.0 million in fiscal 2006 to 57.9 million in fiscal 2007. The average rate per contract remained relatively constant from year-to-year. Interest income increased $5.0 million, or 46.7%, from $10.7 million in fiscal 2006 to $15.7 million in fiscal 2007, primarily due to higher short-term interest rates and increased customer segregated funds. The Clearing & Execution Services segment incurred a loss in Other revenue in 2007 due to a $5.6 million loss on excess segregated funds invested with Sentinel. Sentinel, a registered FCM, was a money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold a certain portion of the assets it managed to an unaffiliated third-party at a significant discount. As of August 31, 2007, we had an outstanding receivable for $0.8 million of funds temporarily held back by the bankruptcy trustee, which we collected in fiscal 2008.

Expenses, excluding interest expense, increased $23.1 million, or 33.7%, from $68.5 million in fiscal 2006, to $91.6 million in fiscal 2007. This increase in expenses was primarily due to volume-related increases in clearing and pit brokerage expenses of $15.5 million, and introducing broker commissions of $7.5 million. Interest expense was approximately $0.6 million in fiscal 2007 and $0.4 million in fiscal 2006 . The interest expense relates to increased subordinated debt in the first six months of our fiscal year prior to our IPO.

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

In this segment, we generate revenues from three primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers, (2) revenues from profit-share arrangements where we act as an agent in the transaction trades, and (3) revenues from the sale of energy and other various commodities in profit-share arrangements where we act as a principal in the transaction. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted profit-share. For transactions in which we participate as a principal, we are required to record the gross amount of revenue from commodity sales and the gross amount of related costs. In fiscal 2008, this segment represented approximately 2% of our consolidated income before minority interest, income tax and corporate overhead. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
Sales of commodities	$—	$20,007	$41,094
Cost of commodities sold	—	19,904	40,906

Gross profit on commodities sold	—	103	188
Commissions and clearing fees	—	—	—
Service, consulting and brokerage fees	—	—	—
Interest	6,494	7,179	3,320
Other revenues	2,692	1,798	1,491

Revenues, net cost of commodities sold	9,186	9,080	4,999

Costs and expenses:
Expenses (excluding interest expense)	2,378	2,344	2,302
Interest expense	5,119	5,684	2,716

Total costs and expenses (excluding cost of commodities sold)	7,497	8,028	5,018

Segment income (loss) before minority interest and income taxes	$1,689	$1,052	$(19)

Year Ended August 31, 2008, Compared to August 31, 2007

The sale of commodities and cost of commodities sold were $20.0 million and $19.9 million, respectively, in fiscal year 2007. These sales and cost of commodities sold generated minimal gross profit, and relate to several financing transactions during fiscal year 2007, that we entered into as a principal, which requires us to record the gross amount of revenues and costs from commodity sales. There were no such financing transactions during fiscal year 2008.

Interest income decreased $0.7 million, or 9.5%, from $7.2 million in fiscal 2007, to $6.5 million in fiscal 2008. This decrease resulted from decreased activity in the grain inventory financing program and lower short-term interest rates. Other revenues increased $ 0.9 million, or 49.7%, from $1.8 million in fiscal 2007, to $2.7 million in fiscal 2008, primarily due to increased transactional financing, transportation related income and patronage income.

Expenses, excluding interest expense, are comprised primarily of railcar lease costs and employee compensation, and were essentially flat in fiscal 2008 as compared to the prior year. Interest expense decreased $0.6 million, or 9.9%, from $5.7 million in fiscal 2007, to $5.1 million in fiscal 2008. The decrease in interest expense resulted from reduced borrowings related to the decreased activity in the grain inventory financing program and lower short-term interest rates.

Year Ended August 31, 2007, Compared to August 31, 2006

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

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, and general insurance. Additionally, expenses incurred in the ongoing development of Agora-X, a start-up subsidiary formed to develop an electronic communications network for OTC commodity contracts is reported within the Corporate and Other segment. The Corporate and Other segment generated $4.0 million of revenues, including $3.0 million from the equity interest in the earnings of FGDI and $0.6 million of investment income on corporate funds during fiscal year 2008. In fiscal year 2007, this segment generated $3.9 million of revenues, primarily from a $2.6 million realized gain on the sale of a portion of our ownership interest in FGDI and investment income on corporate funds. This segment generated insignificant amounts of revenue during fiscal year 2006. Corporate expenses consist primarily of non-broker related employee compensation, related employee benefits, professional fees, printing and compliance filing fees and corporate interest expense, in fiscal 2007 and 2006. In fiscal 2008, corporate expenses totaled $15.2 million and included $1.6 million of expenses incurred related to Agora-X. The increased corporate expense in fiscal 2008 primarily results from an increase in compensation and related benefits, professional fees and corporate administrative fees. In fiscal 2007, corporate expenses totaled $8.2 million and included $0.5 million of expenses related to Agora-X. In fiscal 2006, corporate expenses totaled $7.9 million.

Liquidity and Capital Resources

Overview

Liquidity is of critical importance to us and imperative to our normal operations on a daily basis. We have responsibilities to meet margin calls at all exchanges on a daily basis, if necessary. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. During the fourth quarter of fiscal 2008, we increased our line of credit availability for margin calls by $100.0 million to $270.0 million, and believe through our available capacity under our revolving credit facilities, projected operating cash flows and our remaining balance of available cash and temporary cash investments we can continue to support additional growth in each segment of our operations. We continuously monitor our liquidity position and evaluate the availability of credit and capital markets, and have successfully expanded amounts available under subordinated debt facilities during the fourth quarter by $40.0 million to $56.0 million. To date, $15.0 million of this available subordinated debt funding has been utilized.

Customer and Counterparty Credit and Liquidity Risk

Our operations expose us to credit risk of default of our customers and counterparties. The risk includes liquidity risk to the extent our customers or counterparties are unable to make timely payment of margin or other credit support. These risks expose us indirectly to the financing and liquidity risks of our customers and counterparties, including the risks that our customers and counterparties may not be able to finance their operations. Throughout the agriculture and energy industries, higher commodity prices and continued volatility has required increased lines of credit, and placed a strain on working capital debt facilities, leveraging customers to unprecedented levels in order for them to continue to carry inventory and properly execute hedging strategies. Recent volatility in the financial markets has tightened credit further, and increased the difficulty in obtaining financing.

As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, which exposes us to significant credit risk. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Our clients are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase the margin requirements for a customer based on their open positions, trading activity, or market conditions.

With over-the-counter derivative transactions we act as a principal, which exposes us to both the credit risk of our customers and the counterparties with which we offset the customer’s position. As with exchange traded transactions, our over-the-counter transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. Over-the-counter customers are required to post sufficient collateral to meet margin requirements based on Value at Risk models as well as variation margin requirement based on the price movement of the commodity in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for a customer based on their open positions, trading activity, or market conditions.

In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark to market our positions held with each counterparty on a daily basis. We carry trade credit insurance in amount in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

During the first quarter of our fiscal year 2009 ended November 30, 2008, we expect to record a pre-tax bad debt provision up to $25.0 million in connection with losses by three domestic accounts for which we serve as the clearing firm or counterparty. These losses relate primarily to a significant energy trading account, and to a lesser extent, a renewable fuels account and a foreign exchange account As part of our business, we clear transactions for third parties in the exchange-traded and OTC markets. We are responsible for ensuring performance by the third party, which exposes us to the risk of default by the third party. As a clearing member, we must settle at the clearinghouse any shortfall resulting from these transactions. We believe this range of bad debt provision properly reflects all shortfall for which we are currently responsible as it relates to this third-party account. Under our agreement with the introducing broker for the third party, the introducing broker is responsible for 50% of any losses, including losses resulting from a debit balance in a customer account, but no assurances can be given as to the amount and timing of recovery that may be obtained under that agreement. We have taken specific steps intended to reduce the market risk associated with the trading position of the energy account.

Primary Sources and Uses of Cash

Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. Prior to our IPO in March 2007, we supplemented operating cash flow with debt to fund these activities, primarily in the previously-reported Grain Merchandising segment. We continue to utilize our credit facilities to fund our financing operations in the Financial Services segment. FCStone, our FCM, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. Also, from time-to-time FCStone utilizes subordinated debt to increase its excess regulatory capital.

We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, and AA rated money market investments.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and all money market accounts not pledged to an exchange, with original maturities of three months or less. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the three fiscal years ended August 31, 2008.

	Year Ended August 31,
	2008	2007	2006
	(dollars in thousands)
Cash flows provided by (used in):
Operating activities	$(43,003)	$(29,759)	$41,011
Investing activities	(44,709)	(48,873)	(14,819)
Financing activities	70,634	108,959	8,489
Discontinued operations	671	—	—

Net (decrease) increase in cash and cash equivalents	$(16,407)	$30,327	$34,681

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

Cash used in operations was $43.0 million for the year ended August 31, 2008, which consisted of net income from continuing operations of $47.4 million decreased by $11.9 million of non-cash items and $78.5 million of cash utilized for working capital. The uses for working capital primarily resulted from the increases in net commodity accounts receivable/payable, marketable securities, customer segregated assets, counterparty deposits and customer advances of $89.2 million. These were offset by increases in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

Cash used in investing activities was $44.7 million for fiscal 2008, primarily consisting of $39.4 million of net cash issued on notes receivable associated with the grain inventory financing programs within the Financial

Services segment. Additionally, we used cash of $7.0 million for strategic acquisitions and $4.4 million for capital expenditures. The capital expenditures relate primarily to technology development, computer software and hardware and office furniture and equipment. These uses of cash were offset by proceeds of $5.2 million from the sale and conversion of exchange stock and trading rights.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $70.6 million for the year ended August 31, 2008, primarily consisting of $40.7 million of net proceeds drawn on our credit facilities used to support the grain inventory financing programs and $15.0 million of net proceeds drawn on our subordinated debt facility. Additionally, we received proceeds from the issuance of stock related to option exercises of $3.7 million, and recognized $8.4 million in excess tax benefits from employee stock option exercises. Our subsidiary, Agora-X, issued preferred units and 13.3 percent ownership interest in the subsidiary to a third party in exchange for a cash contribution, net of underwriting costs, of $4.6 million.

Cash provided by financing activities was $109.0 million for the year ended August 31, 2007, primarily consisting of $129.6 million of net proceeds after deducting underwriting discounts and commissions of $9.9 million and other offering costs of $1.3 million from our IPO in March 2007. We used a portion of the proceeds to redeem 2.2 million shares of common stock immediately prior to the consummation of the offering at a cost of $48.5 million. We also used a portion of the IPO proceeds to repay subordinated debt in the amount of $14.5 million. Additionally, $36.0 million has been drawn on our credit facilities to support the grain inventory financing program. We also received $1.4 million in proceeds from the issuance of additional stock, discussed below. A portion of proceeds were used to pay dividends, declared in November 2006, in the amount of $6.1 million.

Stock Repurchase Program

On July 15, 2008, our Board of Directors authorized a stock repurchase program, permitting the purchase of up to $20.0 million of our common stock outstanding at that time. During the period the authorized program was in effect, we purchased 100,000 shares for a cost of $1.8 million.

Dividend Policy

The Board of Directors has not declared a dividend during fiscal 2008 or 2007. Any determination to pay future regular dividends will be at the discretion of our board of directors, and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

Short-and Long-Term Debt

We believe we have adequate lines of credit available to conduct our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Financial Services segment has total available lines of credit of $180 million available for its commodity financing programs, and also funds a repurchase program on a transaction-by-transaction basis with Standard Chartered Bank, London. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used continuously throughout the year at various levels. As a result of the sale of a portion of our controlling interest in FGDI’s membership interests in the third quarter of fiscal 2007, we no longer consolidate FGDI’s available lines of credit.

Credit Facilities

We maintain a number of lines of credit to support operations. A summary of such lines is noted below.

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at August 31, 2008	Amount Outstanding at August 31, 2008
			(dollars in millions)
Syndicate of lenders(1)	July 22, 2009	Margin Calls	$250.0	$—
Syndicate of lenders(1)	July 22, 2010	Subordinated Debt for Regulatory Capital	55.0	15.0

Total Syndicate of lenders			305.0	15.0

CoBank, ACB	April 1, 2009	OTC Margin	10.0	—
CoBank, ACB	April 1, 2009	OTC Margin	10.0	—
CoBank, ACB	December 31, 2008	Repurchase Agreements	100.0	22.0

Total CoBank, ACB			120.0	22.0

Deere Credit, Inc.	April 1, 2009	Repurchase Agreements	50.0	5.2
Fortis Capital Corp.	Demand	Financial Services operations	20.0	—
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0	—
Harris, N.A.	February 28, 2009	Grain Deliveries	5.0	—
Del Mar Onshore Partners, L.P.	Demand	Biodiesel Operations(2)	5.0	5.0
Other Subordinated Debt	December 31, 2008 and June 30, 2009	Regulatory Capital	1.0	1.0

		Total	$516.0	$48.2

(1)	In July 2008, FCStone completed the closing of syndicated credit facilities with a lending syndicate consisting of BMO Capital Markets, Bank of America, N.A., Deere Credit, Inc., and CoBank, ACB, and BMO Capital Markets, Bank of America, N.A. and Deere Credit, Inc. on the subordinated debt line.
(2)	The Company ceased construction and development of Green Diesel’s biodiesel facility during fiscal 2008. On October 7, 2008, subsequent to year-end, the Company completed a sale of its ownership interest in Green Diesel. In conjunction with the sale, the $5.0 million outstanding loan payable to Del Mar Onshore Partners, L.P. was retained by Green Diesel, without recourse to the Company.

At August 31, 2008, we had approximately $516.0 million available under current credit agreements. During fiscal 2009, $426 million of our available lines of credit expire, including our $250 million margin call line of credit which expires on July 22, 2009. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our strong liquidity position and capital structure, we believe we will be able to do so. However, given the current turmoil in the credit markets, it is impossible to determine at this time the amount of credit that will be available to us, the applicable interest rates and other costs associated with borrowings and the extent of financial and other covenants applicable to the us and our operations.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. With the exception of the matter described below, we were in compliance with all debt covenants effective August 31, 2008.

As a result of the plant’s non-operational status, Green Diesel was out of compliance with certain of the operational covenants of its line of credit agreement with Del Mar Onshore Partners, L.P. (Del Mar) as of September 30, 2007, and certain financial covenants as of December 31, 2007. During fiscal 2008, Del Mar agreed to forebear any action with regard to these defaults under the credit agreement while a plan of disposition of the plant assets was negotiated. On October 7, 2008 we completed the sale of our ownership interest in Green Diesel, and the outstanding loan balance of $5.0 million was retained by Green Diesel, without recourse to the Company.

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

Other Capital Considerations

Our wholly-owned subsidiaries, FCStone LLC and FCC Investments, Inc., are subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirements at August 31, 2008 were $97.3 million and $67.7 million, respectively. FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC and at August 31, 2008 the net capital and minimum capital requirements were $609,278 and $250,000, respectively.

During March 2008, we entered into a securities purchase agreement with NASDAQ OMX related to NASDAQ OMX acquiring up to a 20 percent interest in Agora-X represented by preferred membership units in exchange for total consideration of $7.5 million. Prior to the agreement, Agora-X was a wholly-owned subsidiary. During March 2008, Agora-X issued 13,334 Series A Preferred Units in exchange for a capital contribution of $5.0 million from NASDAQ OMX. As a result of the transaction, we recorded minority interest of $5.0 million, and no gain has been recorded in the consolidated statement of operations. Subsequent to the capital contribution, we maintain an 86.7% ownership interest in Agora-X. Agora-X is creating an electronic communications network (ECN) for institutional trading in certain OTC commodities contracts. The proceeds of the NASDAQ OMX investment were used to repay a portion of the advances we made to Agora-X, and are being used to continue such development, and, for general business purposes. We expect to continue to seek additional equity investors in Agora-X.

Seasonality and Fluctuations in Operating Results

None

Off-balance Sheet Financing Activities

We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated statement of financial condition.

Contractual Obligations

The following table describes our cash payment obligations as of August 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Repurchase obligation(1)	$46,988	$46,988	$—	$—	$—
Notes payable	32,202	32,202	—	—	—
Subordinated debt	16,000	16,000	—	—	—
Operating leases	9,964	3,114	3,316	1,875	1,659

Total	$105,154	$98,304	$3,316	$1,875	$1,659

(1)	FCStone Merchant Services is obligated to provide commodities back to its customer, as part of an offsetting repurchase agreement. It must either exercise its right to repurchase the commodities from the financial institution it sold the commodities to or purchase similar commodities in the marketplace. As a result, we recognize a liability based on the obligation to repurchase the commodities and values this liability based on the applicable benchmark futures contract of the underlying commodities as of the balance sheet date (see note 1 to the consolidated financial statements).

Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our lines of credit will be adequate to meet our future liquidity needs.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the general inflation rate. Inflation did not have a material affect on our operations in the fiscal years ended August 31, 2008, 2007 and 2006. Severe increases in inflation, however, that would affect the global and U.S. economies could have an adverse affect on our business, financial condition and results of operation.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. We will adopt SFAS 157 on September 1, 2008, as SFAS 157 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008. We anticipate the impact of SFAS 157 will significantly increase disclosure surrounding the judgments and assumptions underlying all fair value measurements, particularly with regard to financial instruments that do not have a readily determinable market price.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. SFAS 159 was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. We will adopt SFAS 159 on September 1, 2008, as SFAS 159 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008. The Company does not believe the adoption of SFAS 159 will significantly impact its consolidated results of operations and financial condition.

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

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

In May 2008, FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Margin Risk

Our customers with exchange-traded positions, including OTC trades submitted for clearing, are required to maintain margin sufficient to support their open trading positions. While we initially establish each client’s margin requirement at the level set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions, a client’s subsequent trading activity or adverse market changes may cause that client’s previous margin payments to be inadequate to support their trading obligations, which, in instances where we serve as the exchange clearing member for the trade, would require us to cover any shortfall and thereby expose us to potential losses. When we act as a clearing broker, we are also responsible to our clearing clients for performance by the other party to the transaction. While the other party is often a clearinghouse (through “novation” or substitution), in some OTC trades it may be another clearing broker or even a counterparty and, unless the other side is a counterparty, we generally do not receive collateral to secure its obligations. Our margin risk also arises when a clearing member defaults on its obligations to a clearinghouse in an amount larger than its margin and clearing fund deposits, and the shortfall is absorbed pro rata from the deposits of other clearing members. Such a default by a clearing member of a clearinghouse of which we are also a clearing member could result in losses to us, including losses resulting from the defaults of other market participants.

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury backed agency securities, reverse repurchase agreements involving U.S. Treasury backed agency securities or AA rate money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.

We manage interest expense using floating rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the debt outstanding at August 31, 2008, has a variable interest rate and matures within the next 12 months. Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the related notes receivable is also at a variable rate, therefore effectively mitigating the interest rate risk on that debt.

Foreign Currency Risk

We conduct most of our business with international customers in U.S. dollars, but there remains a minor risk regarding foreign currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of U.S. agricultural products compared to the same products offered by alternative sources of world supply.

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

Management’s Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 31, 2008. KPMG LLP (“KPMG”), the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of August 31, 2008, as stated in its report which appears on page F-1.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(iv)	the information under the caption “Executive Officers of the Company” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(vii)	the information under the caption “Corporate Governance and Board Matters—Code of Ethics” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009; and

(viii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009.

Item 11. Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Executive Compensation and Related Matters” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Principal Stockholders” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009; and

(ii)	the information under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009.

Item 13. Certain Relationships and Related Transactions.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Related Party Transactions” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009.

Item 14. Principal Accountant Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on January 14, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1) The following financial statements are filed as a part of this Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of August 31, 2008 and August 31, 2007

Consolidated Statements of Operations for the years ended August 31, 2008, August 31, 2007 and August 31, 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31, 2008, August 31, 2007 and August 31, 2006

Consolidated Statements of Cash Flows for the years ended August 31, 2008, August 31, 2007 and August 31, 2006

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

FCSTONE GROUP, INC.

November 14, 2008	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ PAUL G. ANDERSON Paul G. Anderson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2008

/s/ WILLIAM J. DUNAWAY William J. Dunaway	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2008

/s/ BRUCE KREHBIEL Bruce Krehbiel	Chairman of the Board, Director	November 14, 2008

/s/ ERIC PARTHEMORE Eric Parthemore	Vice Chairman, Director	November 14, 2008

/s/ JACK FRIEDMAN Jack Friedman	Vice Chairman, Director	November 14, 2008

/s/ BRENT BUNTE Brent Bunte	Director	November 14, 2008

/s/ KENNETH HAHN Kenneth Hahn	Director	November 14, 2008

/s/ DOUG DERSCHEID Doug Derscheid	Director	November 14, 2008

/s/ DAVE ANDRESEN Dave Andresen	Director	November 14, 2008

/s/ DAVE REINDERS Dave Reinders	Director	November 14, 2008

/s/ DARYL HENZE Daryl Henze	Director	November 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FCStone Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of FCStone Group, Inc. and Subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2008. We also have audited the Company’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FCStone Group, Inc. and subsidiaries as of August 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.”

As discussed in Note 9 to the consolidated financial statements, in 2008 the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R, and the recognition and disclosure provisions of SFAS No. 158 in 2007.

Kansas City, Missouri

November 14, 2008

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

	August 31,
	2008	2007
ASSETS
Cash and cash equivalents:
Unrestricted	$73,646	$90,053
Segregated	8,355	14,250
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	1,306,477	686, 441
Proprietary commodity accounts	253,998	77,690
Receivables from customers, net of allowance for doubtful accounts of $2,748 in 2008; $2,400 in 2007	19,603	16,868

Total commodity deposits and receivables	1,580,078	780,999

Marketable securities, at fair value—Customer segregated and other	241,333	307,828
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts of $575 in 2008; $500 in 2007	71,714	20,746
Open contracts receivable	308,016	120,219
Notes receivable and advances, net of allowance for doubtful accounts of $250 in 2008; $0 in 2007	77,979	49,291
Exchange memberships and stock	11,473	10,366
Furniture, equipment, software and improvements, net of accumulated depreciation of $3,828 in 2008 and $3,323 in 2007	7,267	4,763
Deferred tax assets	11,519	6,736
Other assets	30,098	14,943

Total assets	$2,421,478	$1,420,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	1,486,299	935,515
Trade accounts payable and advances	257,941	115,145
Open contracts payable	297,926	121,101
Accrued expenses	51,709	38,632
Notes payable and repurchase obligations	79,190	35,133
Subordinated debt	16,000	1,000

Total liabilities	2,189,065	1,246,526

Minority interest	4,855	—
Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 at August 31, 2008 and 2007, respectively, none issued and outstanding at August 31, 2008 and 2007, respectively	—	—
Common stock, $0.0001 par value, authorized 40,000,000 at August 31, 2008 and 2007, respectively; issued and outstanding 27,911,127 and 27,416,567 shares at August 31, 2008 and 2007	108,016	104,267
Additional paid-in capital	10,777	1,115
Treasury stock	(2,185)	(376)
Accumulated other comprehensive loss	(1,632)	(3,620)
Retained earnings	112,582	72,282

Total stockholders’ equity	227,558	173,668

Commitments and contingencies (notes 13, 16 and 20)

Total liabilities and stockholders’ equity	$2,421,478	$1,420,194

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended August 31,
	2008	2007	2006
Revenues:
Commissions and clearing fees	$179,188	$145,077	$105,622
Service, consulting and brokerage fees	97,700	47,679	33,388
Interest	48,294	42,957	23,174
Other	10,372	4,497	2,638
Sales of commodities	1,972	1,101,752	1,129,983

Total revenues	337,526	1,341,962	1,294,805

Costs and expenses:
Cost of commodities sold	1,069	1,084,205	1,112,949
Employee compensation and broker commissions	65,936	49,524	44,229
Pit brokerage and clearing fees	104,045	67,978	47,613
Introducing broker commissions	33,304	36,050	22,826
Employee benefits and payroll taxes	13,746	10,678	9,801
Interest	5,705	9,937	5,705
Depreciation and amortization	1,996	1,748	1,674
Bad debt expense	1,998	1,632	1,909
Other expenses	31,585	25,983	23,568

Total costs and expenses	259,384	1,287,735	1,270,274

Income from continuing operations before income tax expense and minority interest	78,142	54,227	24,531
Minority interest	(146)	639	(226)

Income from continuing operations before income tax expense	78,288	53,588	24,757
Income tax expense	30,867	20,000	9,500

Net income from continuing operations	$47,421	$33,588	$15,257
Loss from discontinued operations, net of tax	(6,829)	(311)	—

Net income	$40,592	$33,277	$15,257

Basic shares outstanding	27,749	24,500	21,749
Diluted shares outstanding	28,934	25,051	21,749
Basic earnings (loss) per share:
Continuing operations	$1.71	$1.37	$0.70
Discontinued operations	(0.25)	(0.01)	—

Net income	$1.46	$1.36	$0.70

Diluted earnings (loss) per share:
Continuing operations	$1.64	$1.34	$0.70
Discontinued operations	(0.24)	(0.01)	—

Net income	$1.40	$1.33	$0.70

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share amount)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Maximum Cash Obligation Related to ESOP Shares	Total Stockholders’ Equity
Balance at August 31, 2005	$21,524	$—	$—	$(4,555)	$32,703	$(4,487)	$45,185

Net income	—	—	—	—	15,257	—	15,257
Pension adjustment, net of tax	—	—	—	2,600	—	—	2,600

Total comprehensive income	—	—	—	—	—	—	17,857
Dividends paid ($0.13 per share)	—	—	—	—	(2,898)	—	(2,898)
Stock compensation	—	120	—	—	—	—	120
Change in value of shares held by ESOP	—	—	—	—	—	(1,369)	(1,369)
Cash received on shares issued	223	—	—	—	—	(223)	—

Balance at August 31, 2006	21,747	120	—	(1,955)	45,062	(6,079)	58,895

Net income	—	—	—	—	33,277	—	33,277
Unrealized holding gains arising during the period	—	—	—	1,478	—	—	1,478

Total comprehensive income	—	—	—	—	—	—	34,755
Pension adjustment, net of tax	—	—	—	(3,143)	—	—	(3,143)
Dividends paid ($0.28 per share)	—	—	—	—	(6,057)	—	(6,057)
Proceeds from initial public offering, net of costs	129,643	—	—	—	—	—	129,643
Payment for redemption of common stock	(48,496)	—	—	—	—	—	(48,496)
Proceeds from issuance of common stock	1,373	—	—	—	—	—	1,373
Stock compensation	—	620	—	—	—	—	620
Treasury stock acquired	—	375	(376)	—	—	—	(1)
Reclassification of shares held by ESOP	—	—	—	—	—	6,079	6,079

Balance at August 31, 2007	104,267	1,115	(376)	(3,620)	72,282	—	173,668

Effects of changing pension plan measurement date pursuant to SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” ( net of tax of $33 and $172, respectively)	—	—	—	56	(292)	—	(236)

Balance at August 31, 2007, as adjusted	104,267	1,115	(376)	(3,564)	71,990	—	173,432

Net income					40,592		40,592
Unrealized holding gains arising during the period				2,946			2,946
Less: reclassification adjustment for gains included in net income				(1,478)			(1,478)

Total comprehensive income							42,207
Pension adjustment, net of tax				464			464
Proceeds from stock option exercises	3,749						3,749
Excess tax benefit on stock options exercised		8,382					8,382
Stock compensation expense		1,698					1,698
Treasury stock acquired			(1,809)				(1,809)
Effect of subsidiary’s equity transactions		(418)					(418)

Balance at August 31, 2008	$108,016	$10,777	$(2,185)	$(1,632)	$112,582	$—	$227,558

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$40,592	$33,277	$15,257
Plus: Loss from discontinued operations	6,829	311	—

Income from continuing operations	47,421	33,588	15,257
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,996	1,748	1,674
Other	101	(55)	(46)
Gain on sale of FGDI membership units	—	(2,595)	—
Gain on sale and conversion of exchange memberships, stock and trading rights	(3,748)	(3,776)	—
Gain on sale of other assets	(930)	—	—
Stock compensation	1,698	—	—
Excess tax benefit of stock options	(8,382)	—	—
Equity in earnings of affiliates, net of distributions	(2,533)	(294)	591
Minority interest, net of distributions	(146)	639	(237)
Change in commodity accounts receivable/payable, marketable securities, customer segregated funds, counterparty deposits and advances, net	(89,234)	(51,901)	8,328
Change in open contracts receivable/payable, net	(10,972)	(21,371)	(30,001)
Decrease in trade accounts receivable and advances	1,326	2,989	1,191
Increase in inventories—grain, fertilizer and fuel	—	(4,635)	(12,023)
Decrease (increase) in other assets	3,945	(5,290)	(3,588)
Decrease in trade accounts payable and advances	5,261	10,018	50,632
Increase in accrued expenses	11,194	11,176	9,233

Net cash (used in) provided by operating activities	(43,003)	(29,759)	41,011

Cash flows from investing activities:
Purchase of furniture, equipment, software and improvements	(4,425)	(2,847)	(1,255)
Proceeds from the sale of FGDI membership units, net of cash held by FGDI	—	3,934	—
Acquisition of equity investment	—	—	(2,405)
Acquisition of minority interest	—	—	(911)
Cash paid for acquisitions, net	(7,000)	—	—
Purchase of marketable securities	—	(25,000)	—
Issuance of notes receivable, net	(39,366)	(27,342)	(5,458)
Purchase of exchange memberships and stock	—	(1,855)	(5,403)
Proceeds from the sale and conversion of exchange memberships, stock and trading rights	5,164	4,237	613
Proceeds from the sale of Chicago Climate Exchange carbon financial instruments	1,972	—	—
Purchase of Chicago Climate Exchange carbon financial instruments	(1,054)	—	—

Net cash used in investing activities	(44,709)	(48,873)	(14,819)

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Cash flows from financing activities:
(Decrease) increase in checks written in excess of bank balance	—	(1,656)	1,556
Proceeds from notes payable, net	40,729	35,996	11,258
Proceeds from initial public offering, net of issuance and registration costs	—	129,643	—
Proceeds from issuance of common stock, net of registration costs	—	1,373	—
Proceeds from exercises of stock options	3,749	—	—
Proceeds from issuance of redeemable common stock held by ESOP	—	—	223
Proceeds from issuance of subsidiary stock, net of costs	4,583	—	—
Payment for redemption of common stock	—	(48,496)	—
Treasury stock acquired	(1,809)	—	—
Excess tax benefit of stock option exercises	8,382	—	—
Dividends paid	—	(6,057)	(2,898)
Payments under capital lease	—	(413)	(550)
Proceeds from subordinated debt	31,000	9,500	4,500
Payment of subordinated debt	(16,000)	(14,500)	(3,000)
Monies deposited in escrow	—	(54)	(2,600)
Monies released from escrow	—	3,623	—

Net cash provided by financing activities	70,634	108,959	8,489

Cash flows from discontinued operations:
Net cash provided by operating activities	2,382	—	—
Net cash used in investing activities	(1,711)	—	—

Net cash provided by discontinued operations	671	—	—

Net (decrease) increase in cash and cash equivalents—unrestricted	(16,407)	30,327	34,681
Cash and cash equivalents—unrestricted—at beginning of year	90,053	59,726	25,045

Cash and cash equivalents—unrestricted—at end of year	$73,646	$90,053	$59,726

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$6,164	$10,196	$5,587
Income taxes	26,612	19,632	10,335

See accompanying notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the financial statements of FCStone Group, Inc. and its wholly-owned subsidiaries, FCStone, L.L.C. (FCStone); FCC Investments, Inc. (FCC Investments); FCStone Trading L.L.C. (FCStone Trading); FCC Futures, Inc.; FCStone Financial, Inc. (FCStone Financial); FCStone Forex LLC; FCStone Investments, Inc.; FCStone International, LLC; FCStone Merchant Services, LLC (FCStone Merchant Services); FCStone Carbon, LLC, as well as the majority owned Agora-X, LLC and Green Diesel, LLC (Green Diesel) (collectively, the Company). The consolidated statements of operations also includes the statement of operations of minority-owned FGDI, L.L.C. (FGDI), for the nine month period ended May 31, 2007 and for the year ended August 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

As of the date of this annual report, FCStone Group, Inc. has one class of common stock issued and outstanding. The common stock is currently held by public shareholders, directors, officers, employees and the FCStone Group, Inc. Employee Stock Ownership Plan. The Company also has one class of preferred stock, however, none of which has been issued or is outstanding.

FCStone is a commodity futures commission merchant servicing customers primarily in grain and energy related businesses. FCC Investments is registered as a securities broker-dealer. FCStone Trading provides risk management consulting services, acts as a dealer in over-the-counter (OTC) derivative contracts on physical commodities, and operates a proprietary trading desk. FCC Futures, Inc. acts as a guaranteed introducing broker of FCStone and is registered with the National Futures Association. FCStone Financial enters into sale/repurchase agreements with grain companies for the purchase and sale of certain commodity inventories and also provides transportation services to grain companies through leasing and subleasing of railcars. FCStone Forex LLC provides OTC interbank currency dealing services to self-directed and professionally managed client accounts and also operates a proprietary trading desk. FCStone Investments, Inc. is registered as a commodity pool operator with the CFTC. FCStone International, LLC owns subsidiaries formed in Canada and Brazil. FCStone Merchant Services provides specialized financing through inventory repurchase arrangements, hedged commodity transactions and transactional commodity finance arrangements. FCStone Carbon, LLC is developing technological advancements in the renewable fuels industry and provides marketing of carbon and other emission credits generated by third parties. Agora-X, LLC is developing an electronic communication network for OTC transactions. Green Diesel operated as a developmental stage biodiesel facility.

Investments in entities in which the Company owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. Our ownership interest of FGDI, in which we have a 25% membership interest, is reported under the equity method as of August 31, 2008. The Company also accounts for its approximate 10% ownership in Farmers Commodities Transportation Company, LLC (FCTC) using the equity method of accounting, because the Company exercises significant influence over FCTC’s operating and financial activities. As a result, the Company’s investments in FGDI and FCTC are adjusted monthly for the Company’s proportionate share of the respective entities’ earnings or losses.

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel presented as discontinued operations. All historical statements have been restated to conform to this presentation. Additionally, plant assets related to Green Diesel have been classified as held for sale and presented in other -assets in the statement of financial condition at August 31, 2008. The Company’s membership interest in Green Diesel was subsequently sold on October 7, 2008. Refer to note 2—Discontinued Operations.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect on any necessary adjustments prior to their issuance.

During the fourth quarter of 2008, the Company identified an accounting error related to a prepaid asset account. The amount of the error of $2.8 million had accumulated beginning in first quarter of fiscal 2007 and through the third quarter of fiscal 2008. The error arose due to changes in the way the Company was billed for clearing and exchange fees. The Company has evaluated materiality under the guidance of SEC Staff Accounting Bulletin No. 99, Materiality, and considered relevant qualitative and quantitative factors. Based on this analysis, the Company has corrected the error through the recognition of additional $2.8 million in pit brokerage and clearing fees during the fourth quarter of fiscal 2008. The Company’s analysis supports the conclusion that this error is not material to that quarter or to any prior periods impacted by the error.

CASH AND CASH EQUIVALENTS—UNRESTRICTED

Cash equivalents include all money market accounts not pledged to an exchange. Money market funds are stated at cost plus accrued interest, which approximates market value, and totaled $60.6 million and $78.3 million at August 31, 2008 and 2007, respectively. The Company has an investment policy which limits the maximum amount placed in any one fund and with any one institution in order to reduce credit risk. The Company does not believe it is exposed to significant risk on cash and cash equivalents.

CASH AND CASH EQUIVALENTS—SEGREGATED

Pursuant to requirements of the Commodity Exchange Act, funds deposited by customers relating to futures and option contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. At August 31, 2008, cash and cash equivalents—segregated did not include any interest bearing cash accounts, while at August 31, 2007, interest bearing cash accounts of $22,754, for deposit of customer funds, were included.

COMMODITY DEPOSITS AND RECEIVABLES AND CUSTOMER REGULATED ACCOUNTS PAYABLE

As required by the regulations of the Commodity Futures Trading Commission (“CFTC”), customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Commodity deposits and receivables with clearing organizations and commodity regulated customer payables pertain primarily to margin and are reported gross, except where a right of offset exists.

Commodity deposits and receivables on proprietary clearing accounts includes funds received to margin, guarantee, and/or secure commodity futures transactions on accounts held by affiliates of the Company.

Receivables from and payables to customers include gains and losses on open commodity futures and options and amounts due on cash and margin transactions. These balances also include securities pledged by the Company on behalf of customers and securities owned by the customers and pledged. It is the Company’s practice to include customer owned securities on its consolidated statements of financial condition as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities pledged include U.S. Treasury bills and instruments backed by U.S. government agencies. These securities are adjusted to their fair market value with an offsetting entry to interest in the consolidated statements of operations. For those customer-owned securities, the offsetting entry is to adjust the customer regulated account payable with no impact on the consolidated statements of operations.

The future collectability of the receivables from customers can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible through reviewing daily margin deficit reports and by monitoring the financial strength of its customers and may unilaterally close customer trading positions in certain circumstances.

Receivables from customers, net of allowance for doubtful accounts represent both the secured and unsecured deficit balances due from customers related to margin requirements as of the balance sheet date. The secured amounts due are backed by U.S. Treasury bills and notes with a fair value of $9.2 million and $9.4 million as of August 31, 2008 and 2007, respectively

MARKETABLE SECURITIES

Marketable securities consist of reverse repurchase agreements, U.S. Treasury bills and money market funds. The Company enters into transactions involving purchases of securities under agreements to resell (reverse repurchase agreements) which are recorded at the amounts at which the securities were initially acquired. It is the policy of the Company to take possession of securities purchases under agreements to resell. At August 31, 2008 and 2007, agreements to resell securities in the amount of $235.9 million with a three-day maturity and $301.9 million with a three-day maturity were outstanding, respectively.

COUNTERPARTY DEPOSITS AND TRADE ACCOUNTS RECEIVABLE

FCStone Trading pledges margin deposits with various counterparties for open contracts. It is the Company’s policy to provide for potential losses related to margin accounts in deficit based on its knowledge of the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible through reviewing the historical aging of its margin deficits and by monitoring the financial strength of its customers.

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

DERIVATIVE FINANCIAL INSTRUMENTS—COMMODITIES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires the Company to recognize all derivatives on the consolidated statement of financial condition at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. The Company has not historically applied hedge accounting for any derivatives for which the Company holds an interest.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCStone Trading brokers OTC option and commodity swap contracts between customers and external counterparties. The contracts are generally arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The offsetting nature of the contracts essentially eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective fair values, net of offsetting assets and liabilities. In applying Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”, the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable.

FCStone Forex brokers foreign exchange forwards, options and cash, or spot, transactions between customers and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective market values, net of offsetting assets and liabilities. In applying Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”, the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable.

FCStone Trading and FCStone Forex also holds proprietary positions in the OTC and Forex lines of business. On a limited basis, our OTC and forex trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. These forwards, options, swap and spot contracts are accounted for as free-standing derivatives and reported in the consolidated statements of financial condition at their fair values. The Company does not seek hedge accounting treatment for these derivatives, and accordingly, the changes in fair value during the period are recorded in earnings as a component of service, consulting and brokerage fees. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts. Factors taken into consideration include credit spreads, market liquidity concentrations, and funding and administrative costs incurred over the life of the instrument.

NOTES RECEIVABLE AND ADVANCES

FCStone Financial accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory to them and agree to repurchase the commodity inventory from them at a fixed rate and by a future date. The customers bear the risk of changes in market price while under contract and are required to maintain a security account with FCStone to hedge this risk. FCStone Financial analogizes to guidance in Statement of Financial Accounting Standards (“SFAS”) 49, Accounting for Product Financing Arrangements, and accordingly, these transactions are treated as secured borrowings rather than commodity inventory in the Company’s consolidated financial statements. At August 31, 2008 and 2007, FCStone Financial had outstanding current notes receivable of $27.2 million and $19.9 million, respectively, related to this program.

FCStone Merchant Services accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory to FCStone Merchant Services and agree to repurchase the commodity inventory from FCStone Merchant Services at a future date at either a fixed or floating rate. FCStone Merchant Services accounts for these transactions as secured financing arrangements, and accordingly no commodity inventory or commodity sales and purchases are reported in the consolidated financial statements. At August 31, 2008 and 2007, FCStone Merchant Services had outstanding notes receivable of $47.2 million and $13.5 million, respectively related to this program.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the secured financial agreements at FCStone Merchants Services, sale/repurchase transactions involving fixed rates accrue commodity financing fees on the outstanding notes balance on a daily basis using an applicable interest rate. The fixed price notes are short term in nature and carried at their principal balance which approximates fair value. Sale/repurchase transactions involving floating rates include discounting the notes receivable and issuing proceeds to the customer net of the calculated financing income, which is recorded as a discount to the note receivable and amortized over the term of agreement. The floating price notes are carried at the designated futures month market value of the underlying commodities at the balance sheet date, and any gains or losses are recognized in income, as a component of interest income. As the floating price is matched on both sides of the transaction, there is no impact to the consolidated statement of operations.

Accrual of commodity financing income on any note is discontinued when, in the opinion of management, there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual notes are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely payment of principal and interest. The Company records a charge against operations for notes receivable losses when management believes that collectibility of the principal is unlikely. The Company recorded no such write offs during fiscal 2008 and 2007, respectively.

EXCHANGE MEMBERSHIPS AND STOCK

The Company holds exchange membership seats and exchange firm common stock pledged for clearing purposes, which provide the Company the right to process trades directly with the various exchanges. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the COMEX Division of the New York Mercantile Exchange, the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets seat and ICE Futures U.S. Exchange stocks include shares of CME Group, Inc. common stock and InterContinental Exchange, Inc. (“ICE”) common stock.

The exchange memberships and stocks pledged for clearing purposes are recorded at cost, in accordance with GAAP and CFTC regulations. The cost and fair market value for exchange memberships and stock pledged for clearing purposes were $3.0 million and $6.5 million at August 31, 2008, respectively, and $7.4 million and $29.6 million at August 31, 2007, respectively. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Equity investments in exchange firms’ common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income. During the year ended August 31, 2008 and 2007, the Company classified certain exchange firms’ stock as available-for-sale securities and accounted for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, because they ceased being pledged for clearing purposes. The fair value of the exchange firms’ stock not pledged for clearing purposes were $8.5 million and $2.9 million, including unrealized gains of $4.9 million and $1.5 million included in accumulated other comprehensive income, net of tax, at August 31, 2008 and 2007, respectively.

During the year ended August 31, 2008 and 2007, realized gains on the sale and conversion of exchange stock and trading rights were $3.8 million and $3.7 million, respectively. For purposes of determining realized gains, the cost of the shares sold is based on weighted-average cost. During 2008, the CME Group Inc (“CME”) and the NYMEX merged, and during 2007, the CBOT and Chicago Mercantile Exchange merged. The mergers reduced exchange firm requirements for clearing/equity members, reducing exchange firm share requirements for clearing/equity members, resulting in the Company holding excess shares in the CME.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FURNITURE, EQUIPMENT, SOFTWARE, AND IMPROVEMENTS

Furniture, equipment, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When furniture, equipment, software and improvements are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The following is a summary of furniture, equipment, software and improvements, at cost less accumulated depreciation, at August 31:

	2008	2007
	(in thousands)
Furniture and equipment	$7,434	$6,109
Computer software	2,846	1,738
Leasehold improvements	815	239

	11,095	8,086
Less: accumulated depreciation	(3,828)	(3,323)

	$7,267	$4,763

Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets. Furniture, equipment, and software are depreciated over three to seven years. Computer software includes $1.2 million incurred during fiscal 2008, related to the development of an electronic communications network (“ECN”) for OTC commodity contracts. The ECN has not been placed into production, and accordingly, no deprecation has been recorded related to this software development during the year ended August 31, 2008. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvement.

GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill and intangible assets resulting from business combinations accounted for under the purchase method. Goodwill and intangible assets are reported as assets of the operating segement expected to derive the benefits of the acquisition. Goodwill is not amortized, but is evaluated annually for impairment on August 31, 2008 or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate internal projections of expected discounted future cash flows. Intangible assets with determinable useful lives are amortized over the respective useful life. The useful lives are reevaluated on an annual basis, with any changes in estimated useful lives being accounted for over the revised remaining useful life. Amortizable intangible assets are reviewed for impairment when indicators are present, which may indicate the need to evaluate whether the value allocated to the intangible asset is recoverable.

OTHER ASSETS

Other assets includes equity investments, assets held for sale related to Green Diesel’s biodiesel plant, goodwill and intangible assets, prepaid assets and credit default swaps. In the event the counterparty is unable to meet its contractual obligations, FCStone Trading may be exposed to the risk of purchasing commodity or energy related products at prevailing market prices. To mitigate this risk, FCStone Trading has purchased credit-default swaps and credit insurance that provides some coverage against counterparty risk. FCStone Trading records the

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance premiums or premium paid for the swaps as a prepaid asset and amortize that over the life of the policy or contract. At August 31, 2008 and 2007, FCStone Trading held 3 and 18 credit-default swaps with a fair value of $0.4 million and $45,000, respectively. The fair value of these swaps at August 31, 2008 and 2007 was consistent with the amounts reported. FCStone Trading has not experienced any significant recoveries under these arrangements in 2008, 2007 or 2006. Customer and counterparty credit risk is mitigated through the requirements for and maintenance of margin accounts.

REPURCHASE OBLIGATION

During fiscal 2008 and 2007, FCStone Merchant Services entered into hedged commodity transactions with Standard Chartered Bank, London (SCBL) as part of its commodity inventory financing program with its customers (see discussion of notes receivable). FCStone Merchant Services routinely enters into repurchase agreements with its customers and advances cash in exchange for commodities, evidenced by warehouse receipts that are licensed by approved authorities. In conjunction with the hedged commodity transactions, FCStone Merchant Services exchanges commodity receipts with SCBL for a cash advance. The terms of the hedged commodity transactions designate that FCStone Merchant Services has the right, but not the obligation, to repurchase, at a future date, the commodities from SCBL. In the event FCStone Merchant Services exercises its right, the repurchase price of the commodities is equal to the prevailing market futures price, agreed to at the inception of the transaction.

Since FCStone Merchant Services is obligated to provide commodities back to its customer, as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. The Company had a repurchase obligation of $47.4 million at August 31, 2008 and $13.6 million at August 31, 2007. Under the repurchase obligation at August 31, 2008, the Company is required to deliver 6.3 million bushels of corn and 1.7 million bushels of wheat to its customers at a future date in accordance with the repurchase agreement. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in consolidated statements of operations, as a component of interest expense.

MINORITY INTERESTS

Minority interest in net assets and income reflected in the accompanying consolidated financial statements consisted of:

a) A 13.33% minority interest, held from March 3, 2008, by NASDAQ OMX Group, Inc. (“NASDAQ”). NASDAQ contributed cash of $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X.

b) A 30% minority interest, from November 9, 2007, by an unaffiliated third party in Green Diesel. As a result of allocation of the impairment loss included in the loss from discontinued operations, the minority interest held by the unaffiliated third party has been reduced to zero at August 31, 2008.

c) A 30% minority interest, held since 2001, by an unaffiliated third party in FGDI, a domestic limited liability company, for years ended August 31, 2006 and the nine months ended May 31, 2007. On June 1, 2007, the Company sold its majority interest in FGDI to the unaffiliated third party (see note 18).

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), provides guidance on accounting for the effect of issuances on a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment as either a gain or loss in the statement of operations or reflected as an equity transaction. However, based on a SEC Staff Speech at the “2002 Thirtieth Annual AICPA National Conference on Current SEC Developments,” if a class of security issued by a consolidated partnership has a preference in distribution or liquidation rights over any other class of equity security, the transaction is not subject to SAB 51, but instead is analogous to preferred stock. Accordingly, there would be no SAB 51 gain or loss on the transaction, and the parent should reflect the proceeds from issuance as minority interest in its consolidated financial statements. As further discussed in Note 17, “Issuance of Stock by a Subsidiary,” during the quarter ended May 31, 2008, we recorded minority interest of $5.0 million as a result of the wholly-owned subsidiary Agora-X, LLC entering into a securities purchase agreement with The NASDAQ OMX Group.

TREASURY STOCK

Treasury stock is recorded at the cost to acquire shares, and is maintained in a separate stockholders’ equity account as the Company has not yet made a decision as to the final disposition of acquired treasury stock.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net earnings. Other comprehensive income (loss) includes changes in net actuarial losses from pension plans, net of taxes, and changes in unrealized holding gains and losses on available-for-sale securities. The Company’s other comprehensive income (loss) is summarized in Note 12.

COMMISSION REVENUE AND CLEARING AND TRANSACTION FEES

Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed. Commissions on option contracts are recognized upon the purchase or sale of the option, as the Company has no further obligations to provide service. If the Company is required to perform additional services when an option is exercised or closed, a separate commission can be charged and recognized at that date. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges.

SERVICE, CONSULTING AND BROKERAGE FEES

Service fees include brokerage fees and margins generated from OTC derivative trades executed with customers and other counterparties and are recognized when trades are executed. Service fees also include IRMP fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities. Service, consulting and brokerage fees also includes income from limited forms of proprietary trading. This trading involves taking short-term proprietary positions in derivatives and foreign currencies. These strategies involve relatively short-term exposure to the markets and are usually undertaken in conjunction with the use of derivative contracts, designed to mitigate the risk of customers through hedging strategies.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTEREST INCOME

Interest, generated primarily from investments and customer inventory financing, is recognized on an accrual basis. Interest from investments includes the amounts generated from customer funds deposited with the Company to satisfy margin requirements, net of interest returned to customers, and from internally-generated company funds.

OTHER REVENUE

Other revenue generally includes various ancilliary revenue streams, including transportation related income, profit-share arrangements and patronage income within FCStone Financial and FCStone Merchant Services, which amounted to $2.7 million, $1.8 million and $1.5 million in fiscal 2008, 2007 and 2006, respectively. Other revenue also includes equity in earnings of unconsolidated affiliates, totaling $3.1 million, $0.3 million and a loss of $0.6 million in fiscal 2008, 2007 and 2006, respectively. The 2008 amount included $3.0 million equity in the earnings of FGDI, which prior to June 1, 2007 was included in the consolidated financial statements. The 2007 amount included $0.2 million for the equity interest in the earnings of FGDI related to the three month period ended August 31, 2007. The 2006 amount included a write-off of $0.7 million related to an unaffiliated equity investment.

In fiscal 2008, other revenue also includes the gain on sale and conversion of exchange stock and trading rights of $3.7 million. In fiscal 2007, other revenue also includes gains from the sale of excess CME Group, Inc. common stock in the amount of $3.7 million, the sale of a portion of its membership interest in FGDI in the amount of $2.6 million and a special dividend paid by the CBOT of approximately $0.5 million. Offsetting these gains, the Company recorded a loss on excess segregated funds invested with Sentinel Management Group, Inc. (“Sentinel”), in the amount of $5.6 million (see note 19).

SALE OF COMMODITIES/COST OF COMMODITIES SOLD

As a result of the Company’s sale of its controlling interest in FGDI, LLC (“FGDI”) on June 1, 2007, the Company is no longer consolidating the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale date, the remaining 25% equity interest in FGDI is recorded under the equity method, as a component of other revenues. Sale of commodities and cost of commodities sold included in the consolidated statement of operations for the years ended August 31, 2007 and 2006 related to FGDI were $1,077.9 million and $1,060.6 million, respectively, and $1,077.5 million and $1,061.0 million, respectively.

EMPLOYEE COMPENSATION AND BROKER COMMISSIONS

Employee compensation and broker commissions consists of salaries, incentive compensation and commissions. We classify employees as either risk management consultants or salaried and support personnel, which includes our executive officers. The most significant component of our compensation expense is the employment of our risk management consultants, who are compensated with commission based on the revenues that their customers generate. The Company accrues commission expense on a trade date basis, as the customer transaction is executed.

PIT BROKERAGE AND CLEARING FEES

Pit brokerage and clearing fees include expenses for exchange-traded futures and options clearing and settlement services, including fees we pay to the exchanges and the floor pit brokers. These fees are based on transaction volume, and recorded as expense on the trade date. Clearing fees are passed on to our customers and presented gross in the consolidated statements of operations under the Financial Accounting Standards Board (“FASB”) Interpretation No.39, Offsetting of Amounts Related to Certain Contracts (as Amended), as there is no right of off-set.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTRODUCING BROKER COMMISSIONS

Introducing broker commissions include commissions paid to non-employee third parties that have introduced customers to us. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures and options orders from those customers. We directly provide all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions are determined monthly.

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) effective September 1, 2006 using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning September 1, 2006 for all share-based payment awards made to employees and directors. Therefore, the Company’s financial statements for the prior periods do not reflect any restated amounts. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. Stock compensation based on this fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The Company determined the amount of stock-based compensation expense in the year ended August 31, 2008, based on awards that are ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not made a provision for forfeitures as it does not anticipate any awards will expire unexercised and has no historical experience to the contrary.

RESEARCH AND DEVELOPMENT COSTS

During fiscal 2008, the Company has incurred expenditures for research activities conducted through FCStone Carbon relating to technological product development and improvement in the renewable fuels industry. Generally, all research and development costs are charged to expense as incurred. However, the Company has determined that a portion of the costs of certain materials and equipment constructed for research have alternative future uses, and have been capitalized and depreciated over their estimated useful life, of five years. Depreciation expense related to such capitalized costs are reported as research and development costs. At August 31, 2008, product development costs capitalized totaled $1.3 million, and total research and development costs charged to expense were $0.6 million.

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

For the Company’s equity investments, taxable income or loss is allocated to the Company in accordance with its respective percentage of ownership.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 requires a recognition threshold and measurement factor for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 did not impact the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, it explains key concepts that are needed to apply the definition, including “market participants,” the markets in which a company would exchange the asset or liability and the valuation premise that follows from assumptions market participants would make about the use of an asset. Also, SFAS 157 establishes a fair value hierarchy that prioritizes the information used in arriving at a fair-value estimate and determining the disclosure requirement. We will adopt SFAS 157 on September 1, 2008, as SFAS 157 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008. We anticipate the impact of SFAS 157 will significantly increase disclosure surrounding the judgments and assumptions underlying all fair value measurements, particularly with regard to financial instruments that do not have a readily determinable market price.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of the adoption will be dependent on the extent to which we elect to measure eligible items at fair value. SFAS 159 was amended on February 6, 2008 to defer the effective date one year for certain nonfinancial assets and liabilities. We will adopt SFAS 159 on September 1, 2008, as SFAS 159 is effective for the consolidated financial statements issued for the fiscal year beginning September 1, 2008. The Company does not believe the adoption of SFAS 159 will have a significantly impact its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We do not anticipate this will impact our consolidated financial statements as currently presented.

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires qualititative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

In May 2008, FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In the current year, the Company combines investments in affiliates and other organizations and other assets. In addition, the Company combines counterparty deposits and trade accounts receivable and other assets in the consolidated statement of financial condition. For comparative purposes, amounts in the year ended August 31, 2007 have been reclassified to conform to current year presentation.

2. DISCONTINUED OPERATIONS

On November 9, 2007, the Company agreed to provide additional funding for equipment upgrades to the Green Diesel biodiesel plant and for operating costs during the period of modification, in exchange for an additional 45% ownership interest, resulting in a total ownership interest of 70%. Prior to November 9, 2007, the results of Green Diesel were recorded under the equity method of accounting. Following this additional investment, the Company included Green Diesel in its consolidated financial statements.

During February 2008, the Company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, the Company decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the plant assets were tested for recoverability and we determined that the carrying value of the underlying plant assets exceeded their expected sale proceeds, net of costs to sell, at February 29, 2008. As a result, Green Diesel recognized an impairment loss before minority interest and income taxes of $10.2 million, of which $2.2 million was allocated to the unaffiliated third party minority interest holder. The impairment loss is included in the loss on discontinued operations, net of tax. The Company recorded additional loss on discontinued operations of $0.7 million, net of tax during the three months ended August 31, 2008 as the Company pursued disposition of the plant assets and inventory. The total loss on discontinued operations, net of tax, were $6.8 million for the year ended August 31, 2008. The Company classified the remaining value of the plant assets as other assets in the consolidated statement of financial condition at August 31, 2008. Subsequent to August 31, 2008, the Company completed the sale of its ownership interest in Green Diesel, which included recognition of an additional $0.2 million in loss on discontinued operations, net of tax. The sale provides for the assumption of the $5 million in other borrowings (see note 15) by the buyer. Green Diesel was previously reported within the Corporate and Other segment.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS

During the second quarter of fiscal 2008, FCStone acquired three businesses, Downes-O’Neill, LLC, Globecot, Inc. and The Jernigan Group, LLC, none of which were significant on an individual or aggregate basis, for cash payments of approximately $7.0 million. The Company’s consolidated financial statements include the operating results of each business from the dates of acquisition.

•	Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in serving the dairy industry was acquired effective December 31, 2007.

•	Globecot, Inc., a supplier of information, market research, news and consulting for the global fiber and textile industries was acquired effective February 1, 2008 and

•	The Jernigan Group, LLC, a registered brokerage group that provides execution services to the global fiber and textile industries was acquired effective February 1, 2008.

FCStone has allocated the purchase costs among identified intangible assets, with determinable useful lives, and goodwill. Purchase costs allocated to intangible assets with determinable lives are amortized over the remaining useful lives of the assets. Intangible assets and goodwill recognized in these transactions were assigned to the Consulting and Risk Management (“C&RM”) segment. The intangible assets recognized include customer lists of $5.5 million (19.8-year weighted-average useful life); tradenames of $0.3 million (5.0 year weighted-average useful life); noncompete agreements of $0.5 million (5.1-year weighted average useful life); and proprietary information of $0.4 million (10.0 weighted-average useful life). Amortization related to the intangible assets was $0.3 million in the year ended August 31, 2008. Total estimated amortization of intangible assets for the five succeeding years is as follows (in thousands): 2009: $0.5 million, 2010: $0.5 million, 2011: $0.5 million, 2012: $0.5 million and 2013: $0.4 million.

Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with SFAS No. 141, Business Combinations, the additional consideration, or earn-outs will be recognized when the contingencies are determinable and the additional consideration is distributable, and recorded as additional purchase consideration, in the form of intangible assets and goodwill.

4. STOCKHOLDERS EQUITY

On July 15, 2008, the Company’s board of directors authorized a stock repurchase program, permitting the purchase of up to $20.0 million of our common stock outstanding at that time. At August 31, 2008, the Company had purchased 100,000 shares under the program at an average price of $17.97 per share and had authorization to purchase an additional $18.2 million of the Company’s common stock. Such common shares, unless cancelled, may be reissued for a variety of purposes including future acquisitions, satisfaction of long-term incentive stock awards, or other uses as deemed appropriate. The stock repurchase program expired on October 13, 2008. Additionally, the Company paid an insignificant amount to retire fractional shares related to the stock split in September 2007, (see note 8.)

For the year ended August 31, 2008, the Company issued 594,884 of our common shares associated with exercised stock options for which we received proceeds of approximately $3.7 million.

In March 2007, the Company completed its initial public offering, or IPO, of common stock in which it issued and sold 8,797,500 post-split shares of common stock, including 1,147,500 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at a public offering post-split price of $16.00 per share. The

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company raised a total of $140.8 million in gross proceeds from the IPO, or approximately $129.6 million in net proceeds after deducting underwriting discounts and commissions of $9.9 million and other offering costs of $1.3 million.

5. SEGREGATED REQUIREMENTS

Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone relating to futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing and as a result, may differ from those presented in the accompanying consolidated statements of financial position. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers at August 31, 2008 and 2007, are as follows:

	2008	2007
	(amounts in thousands)
Cash, at banks—segregated	$(1,162)	$13,342
Marketable securities—customer segregated	240,792	307,354
Marketable securities held at banks classified in commodity deposits and receivables from commodity exchanges and clearing organizations	13,665	31,856
Commodity deposits and accounts receivable from commodity exchanges and clearing organizations, including marketable securities, net of omnibus eliminations	1,269,935	638,043
Net equities with other FCMs	391	—
Securities held for customers in lieu of cash	4,406	6,841

Total customer segregated funds	1,528,027	997,436
Amount required to be segregated	1,461,171	910,237

Excess funds in segregation	$66,856	$87,199

Funds deposited by customers and other assets, which are held in separate accounts for foreign futures, and foreign options customers at August 31, 2008 and 2007 are as follows:

	2008	2007
	(amounts in thousands)
Cash—secured	$1,166	$718
Equities with registered futures commissions merchants	1,777	734
Amounts held by members of foreign boards of trade	22,338	17,530

	25,281	18,982
Amount required to be secured	13,459	7,029

Excess funds in secured accounts	$11,822	$11,953

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. ADJUSTED NET CAPITAL REQUIREMENTS

Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone’s adjusted net capital and minimum net capital requirement at August 31, 2008 and 2007 were as follows:

	2008	2007
	(amounts in thousands)
Adjusted net capital	$97,334	$80,695
Minimum net capital requirement	$67,714	$37,421

FCC Investments, Inc. is required to maintain certain net capital as defined by the Securities and Exchange Commission. At August 31, 2008 and 2007, FCC Investments, Inc. net capital was $609,278 and $525,035, respectively. The minimum net capital requirement was $250,000 at August 31, 2008 and 2007.

7. INCOME TAXES

Income tax expense for the years ended August 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
	(amounts in thousands)
Income tax expense attributable to income from continuing operations	$30,867	$20,000	$9,500
Income tax benefit attributable to income from discontinued operations	(4,551)	—	—
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes	(8,382)	—	—
Taxes allocated to stockholders’ equity, related to unrealized gains on available for sale securities	1,056	882	—
Taxes allocated to stockholders’ equity, related to pension liabilities	(73)	(1,956)	1,373

Total	$19,063	$18,926	$10,873

Income tax expense attributable to income from continuing operations for the years ended August 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
	(amounts in thousands)
Current:
Federal	$27,892	$18,900	$10,549
State and local	4,234	1,900	925

Total current	32,126	20,800	11,474

Deferred:
Federal	(1,101)	(735)	(1,962)
State and local	(158)	(65)	(12)

Total deferred	(1,259)	(800)	(1,974)

Total income tax expense	$30,867	$20,000	$9,500

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the “expected” tax expense computed by applying the federal income tax rate of 35% in fiscal years 2008, 2007 and 2006 to recorded income before income tax expense is as follows:

	2008	2007	2006
	(amounts in thousands)
“Expected” tax expense	$27,401	$18,647	$8,665
State income tax	2,650	1,193	593
Non-deductible items and other	816	160	242

Income tax expense	$30,867	$20,000	$9,500

The tax effects of temporary differences that give rise to deferred income tax assets are:

	2008	2007
	(amounts in thousands)
Pension liability	$3,799	$2,997
Unrealized gain on exchange stock	(1,963)	(882)
Deferred compensation	4,079	2,600
Bad debt reserve	1,432	1,073
Stock option compensation	546	—
Research and development	(935)	—
Investment in discontinued operations	4,551	—
All other assets	10	948

Net deferred tax assets	$11,519	$6,736

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. As such, no valuation allowances have been provided.

For the year ended August 31, 2008, the Company recorded an $8.4 million tax benefit to additional paid in capital for excess tax deductions attributable to share-based payments that reduce taxes payable.

The company files income tax returns in the U.S. federal jurisdiction, ten state jurisdictions and one international jurisdiction. The Company is not currently under income tax examination in any jurisdiction. The adoption of FIN 48 on September 1, 2007, had no effect on the Company’s financial condition, results of operations, or cash flows.

The Company had no unrecognized tax benefits at the time of adoption of FIN 48 on September 1, 2007, or as of August 31, 2008.

8. EARNINGS PER SHARE

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

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the years August 31, 2008, 2007 and 2006 (in 000’s, except for per share amounts):

	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income from continuing operations	$47,421	$47,421	$33,588	$33,588	$15,257	$15,257
Loss from discontinued operations	(6,829)	(6,829)	(311)	(311)	—	—

Net income	$40,592	$40,592	$33,277	$33,277	$15,257	$15,257

Weighted average common shares outstanding	27,749	27,749	24,500	24,500	21,749	21,749
Dilutive effect of stock options and restricted stock	—	1,185	—	551	—	—

Weighted average shares outstanding	27,749	28,934	24,500	25,051	21,749	21,749

Earnings (loss) per share:
Continuing operations	$1.71	$1.64	$1.37	$1.34	$0.70	$0.70
Discontinued operations	(0.25)	(0.24)	(0.01)	(0.01)	—	—

Net income	$1.46	$1.40	$1.36	$1.33	$0.70	$0.70

9. RETIREMENT PLANS

The Company has a noncontributory retirement plan, which is a defined benefit plan that covers certain employees. The plan has been closed to new employees hired subsequent to April 1, 2006. The Company’s funding policy as it relates to this plan is to fund amounts that are intended to provide for benefits attributed to service to date.

On August 31, 2008, plan assets of $2.4 million and liabilities of $2.8 million, attributable to the active employees of the former majority-owned subsidiary FGDI, were transferred to FGDI’s newly created separate plan, in accordance with the sale agreement consummated on June 1, 2007.

In July 2008, the Board of Directors authorized a resolution, effective September 1, 2008, to amend the plan, freezing all benefit accruals. No additional benefits will be accrued for active participants under the plan. The plan freeze represents a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” (SFAS 88), and accordingly, the Company recorded a charge to net periodic pension cost of $1.2 million during the fourth quarter of fiscal 2008.

Additionally, the Company has a nonqualified noncontributory defined benefit retirement plan covering certain executive employees. The Company’s funding policy as it relates to this plan is to fund amounts that are intended to provide for benefits attributed to service to date. The nonqualified noncontributory defined benefit retirement plan will also freeze all benefit accruals effective September 1, 2008, and no additional benefits will be accrued for active participants under the plan. The plan freeze represents a curtailment under SFAS 88, and accordingly, the Company recorded a charge to net periodic pension cost of $0.3 million during the fourth quarter of fiscal 2008.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) on August 31, 2007. SFAS 158 requires an entity to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic pension cost, within accumulated other comprehensive income, net of taxes. Additionally, SFAS 158 has a provision requiring the measurement date for plan assets and liabilities to be consistent with the statement of financial condition for companies with fiscal years ending after December 15, 2008. The Company elected to change its measurement date for plan assets and liabilities to its fiscal year-end date during fiscal 2008. The Company elected the transition method allowing it to project net periodic pension cost for fourteen months from July 1, 2007 to August 31, 2008. Under this transition approach, the Company allocated two-fourteenths of net periodic pension cost determined for the period July 1, 2007 to August 31, 2008 to retained earnings (net of tax) and to accumulated other comprehensive income (net of tax). The effect of applying this statement was a $0.3 million reduction to retained earnings and a $0.1 million increase in accumulated other comprehensive income.

In accordance with SFAS 158, the 2006 accounting and related disclosures were not adjusted by the adoption of the new standard. The table below summarizes the impact of the adoption of SFAS 158 on the Company’s consolidated statement of financial condition as of August 31, 2007:

	Pre SFAS 158 Adoption	SFAS 158 Adjustment	Post SFAS 158 Adoption
	(amounts in thousands)
Assets:
Deferred income taxes	$4,590	$2,145	$6,736
Liabilities:
Accrued expenses	$(33,344)	$(5,288)	$(38,632)
Stockholders’ equity:
Accumulated other comprehensive loss, net of tax of $2,145	$1,955	$3,143	$5,098

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended August 31, 2008, 2007 and 2006 based on a measurement date of August 31, 2008, June 30, 2007 and June 30, 2006, respectively:

Changes in Benefit Obligation	2008	2007	2006
	(amounts in thousands)
Benefit obligation at beginning of year	$31,454	$25,857	$25,198
Service cost	2,225	1,922	2,044
Interest cost with interest	2,107	1,603	1,315
Assumption changes	—	—	(4,065)
Actuarial (gain)/loss	(2,029)	2,294	1,664
Benefits paid	(721)	(222)	(299)
Settlement	(2,788)	—	—
Curtailment	559	—	—

Benefit obligation at end of year	30,807	31,454	25,857

Changes in Plan Assets
Fair value at beginning of year	22,553	17,026	13,633
Actual return	(1,429)	3,050	1,174
Employer contribution	2,296	2,698	2,519
Benefits paid	(720)	(221)	(299)
Settlement	(2,359)	—	—

Fair value at end of year	20,341	22,553	17,027

Funded status	(10,466)	(8,901)	(8,830)
Unrecognized net obligation	—	—	417
Unrecognized actuarial loss	—	—	7,466
Contributions from measurement date to fiscal year end	—	678	620
Minimum liability	—	—	(2,812)

Accrued pension cost	$(10,466)	$(8,223)	$(3,139)

Amounts recognized in the consolidated statements of financial condition consist of:

	August 31
	2008	2007
	(in thousands)
Other assets	$700	$—
Accrued expenses	$(11,166)	$(8,223)

Amounts recognized in accumulated other comprehensive loss, net of tax, consist of the following:

	2008	2007
	(amount in thousands)
Actuarial loss	$4,578	$2,907
Transition obligation	—	236

	$4,578	$3,143

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the Company’s plans that have accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	August 31,
	2008	2007
	(amount in thousands)
Accumulated benefit obligations	$30,807	$24,670

Projected benefit obligations	30,807	31,454

Plan assets	20,341	22,553

The retirement benefit obligations were based upon an annual measurement date of August 31, 2008 and June 30, 2007. The following weighted-average assumptions were used to determine benefit obligations in the accompanying statements of financial condition as of August 31, 2008 and 2007:

	2008	2007
Weighted-average assumptions:
Discount rate	7.15%	6.25%
Expected return on assets	8.25%	8.50%
Rate of compensation increase—based on age graded scale(1)	N/A	2.75% to 7.25%

(1)	As a result of the decision to freeze all benefit accruals, no assumption is necessary for rate of compensation increase at the August 31, 2008 measurement date.

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended August 31, 2008, 2007 and 2006:

	2008	2007	2006
Weighted-average assumptions:
Discount rate	6.25%	6.25%	5.25%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase—based on age graded scale	2.50% to 7.20%	2.50% to 7.20%	2.50% to 7.20%

To account for the defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) the Company must make three main determinations at the end of each year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results. First, the Company must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of our discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plans. The discount rate at August 31, 2008 is based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations. The discount rate assumptions at August 31, 2007 and 2006 are based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The salary growth assumptions at

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2007 and 2006 reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. As a result of the plan freeze, no additional benefits will be accrued for active participants under the plan, and accordingly no assumption will be made for the rate of increase in compensation levels in the future.

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The expected long-term rate of return on asset assumption was determined, with the assistance of the Company’s investment consultants, based on a variety of factors. These factors include, but are not limited to, the plan’s asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on an annual basis.

The components of net periodic pension cost recognized in the consolidated statements of operations for the years ended August 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(amounts in thousands)
Service cost	$1,906	$1,922	$2,044
Interest cost	1,806	1,603	1,315
Less: Expected return on assets	(1,812)	(1,541)	(1,231)
Net amortization and deferral	567	569	919
Curtailment loss recognized	1,498	—	—

	$3,965	$2,553	$3,047

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended August 31, 2008 and 2007 were as follows:

	August 31,
	2008	2007
	(amounts in thousands)
Net loss (gain)	$484	$469
Amortization of loss	(531)	(533)
Amortization and curtailment of transition obligation	(375)	(36)

Total recognized in other comprehensive income	(422)	(100)

Total recognized in net periodic benefit cost and other comprehensive income	$3,543	$2,453

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2009 is approximately $0.5 million.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the actual asset allocation as of August 31, 2008 and 2007, and the target asset allocation for the Company’s plan assets:

	August 31,		Target Asset Allocation (1)
	2008	2007
Equity securities	66%	72%	65% to 75%
Debt securities	34%	28%	25% to 35%

Total	100%	100%

(1)	The long-term goal for equity exposure and for fixed income exposure is within the limits presented. The exact allocation at any point in time is at the discretion of the investment manager, but should recognize the need to satisfy both the volatility and the rate of return objectives for equity exposure, and satisfy the objective of preserving capital for the fixed income exposure.

The investment philosophy of the Company’s pension plans reflect that over the long-term, the risk of owning equities has been and should continue to be rewarded with a greater return than that available from fixed income investments. The primary objective is for the plan to achieve a minimum average total rate of return of four percentage points above the rate of inflation.

Equity securities did not include any FCStone Group, Inc. common stock at August 31, 2008 or 2007

The Company expects to contribute approximately $2.4 million to the pension plans during fiscal 2009, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2009.

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year	Pension Benefits
(amounts in thousands)
2009	$2,638
2010	3,348
2011	3,480
2012	4,246
2013	4,651
2014—2018	21,370

The Company participates in the Thrift/Savings Plan for Cooperatives 401(k) plan and the FCStone Group Employee Stock Ownership Plan, both defined contribution plans. The Company contributed approximately $1.0 million to these plans during 2008, 2007, and 2006, respectively. In conjunction with the freeze of the defined benefit plans, the Company will be increasing the employer contributions associated with the defined contribution plans from 50% up to 8%, to matching 50% up to 10%, effective September 1, 2008.

Due to the significant disruptions in the financial markets subsequent to August 31, 2008, the value of the plans’ net assets have been negatively impacted. As a result, actual plan asset returns will likely be lower than our expected returns, which could result in additional plan contributions.

10. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (“ESOP”) in order to provide employee incentives and additional capital to the Company. Generally, employees of the Company or any participating affiliates who meet

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the criteria defined in the ESOP are eligible. The ESOP operates on a plan year which corresponds to the calendar year. The Company makes matching contributions to the ESOP in an amount equal to 50% of each participant’s eligible elective deferral contribution to the 401(k) Plan, up to 8%. All shares held by the ESOP are treated as outstanding in computing earnings per share.

Prior to the IPO, in the event a terminated plan participant, whether by death, disability, retirement or other termination, desired to sell his or her shares of Company stock, the Company was required to purchase the shares from the participant at their appraised value at that time. Accordingly, the shares of common stock held by the ESOP were not readily marketable, and therefore the Company reflected the maximum cash obligation related to those shares outside of stockholders’ equity as temporary equity as of August 31, 2006. During 2007, in connection with the IPO, the Company amended the ESOP such that the “put option” requirement does not apply to company stock distributed from the ESOP if, at such time, the Company’s stock is readily available on an established securities market. On March 16, 2007, the Company’s stock began trading on the NASDAQ Global Select Market, under the symbol FCSX, and therefore the Company’s obligation to purchase such shares of common stock ceased and the amount reflected in redeemable common stock was reclassified to stockholders’ equity.

11. STOCK-BASED COMPENSATION

On May 2, 2006, the Company’s board of directors established a share-based compensation plan, the FCStone Group, Inc. 2006 Equity Incentive Plan (the “Plan”). The Plan, which is stockholder-approved, permits the issuance of shares of the Company’s common stock to key employees and non-employee directors, pursuant to awards granted under the Plan, such as stock options, restricted stock awards, restricted stock units and performance share awards, as well as other stock-based awards. The Company believes that such awards better align the interest of its employees with those of its stockholders. The compensation cost that has been charged against operations for awards granted under that plan was $1.7 million and $0.6 million for the years ended August 31, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $103,500 and $49,500 for the years ended August 31, 2008 and 2007, respectively. At August 31, 2008, 438,439 shares were available for issuance under the Plan.

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

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. The Company has elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, no compensation cost was recognized, as the options granted prior to adoption of SFAS 123R were fully vested and expensed at the grant date, which was prior to September 1, 2006. Compensation cost for all stock-based payments granted subsequent to September 1, 2006, were based on the grant-date fair value determined in accordance with the provisions of SFAS 123R. In adopting SFAS 123R, the estimated value of the Company’s stock-based awards (stock options), less expected forfeitures, is recognized over the awards’ respective vesting period on a straight-line basis.

Stock options:

Non-qualified Stock Options—On June 13, 2006, the Company granted non-qualified stock options for 1,440,000 shares of our common stock to our officers and management and non-qualified stock options for

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

360,000 shares of common stock to the non-employee directors of the Company, at an exercise price of $5.50 per share as adjusted for stock splits. The options were 100% vested on the grant date and expire on June 13, 2016.

On March 15, 2007, in connection with the IPO, the Company granted non-qualified stock options for 236,250 shares of common stock to the non-employee directors of the Company, at an exercise price equal to the initial public offering price of $16.00 per share, as adjusted for stock splits. The options vest ratably over a five year period and expire on March 15, 2017.

Incentive Stock Options—On March 15, 2007, in connection with the IPO, the Company granted incentive stock options for 888,750 shares of common stock to certain officers and management of the Company, at an exercise price equal to the initial public offering price of $16.00 per share, as adjusted for stock splits. The options vest ratably over a five year period and expire on March 16, 2017.

Provisions in the Plan and the option agreements issued under such plan to employees and non-employee directors provide that, upon retirement, vesting of the awards that are unvested on the date of termination, due to retirement, is halted and the unvested portion is forfeited. Upon exercise, the Company generally issues new shares to the participant.

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

	2008	2007
Volatility	NA	32.0%
Risk free interest rate	NA	4.45%
Expected life	NA	6.5 years
Expected dividend yield on date of grant	NA	1.0%

Due to its lack of trading history, the Company utilizes historical volatilities of peer companies when computing the expected volatility assumption to be used in the Black-Scholes calculations for new grants. The minimum value method was used in determining fair value of stock options granted prior to September 1, 2006 as allowed under SFAS 123, which involves setting the assumption for volatility to zero. Also, because of its limited trading history, when establishing the expected life assumptions, the Company utilizes the “simplified” method permitted by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”, to determine the expected term of the future option grants. The resulting term from the simplified method is 6.5 years for stock options issued in 2007. The risk-free rate is based on the rate available on zero-coupon U.S. Treasury instruments, with a remaining term equal to the expected term of the share options, on the date of the grant.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity during the periods indicated is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(amounts in thousands, except per share and term amounts)
Outstanding at August 31, 2007	2,925	$9.54
Granted	—	—
Exercised	(595)	$6.30
Forfeited or expired	—	—

Outstanding at August 31, 2008	2,330	$10.36	8.14	$24,572

Exercisable at August 31, 2008(1)	1,430	$6.82	7.88	$20,153

(1)	Although these shares are vested and exercisable, portions are subject to transfer restrictions. The transfer restriction period expires on September 10, 2008 and relates to a series of 600,000 options.

The weighted-average grant-date fair value of options granted during the year ended August 31, 2007, was $5.91. The Company did not grant any stock options during the year ended August 31, 2008. A summary of the stock options exercised is as follows:

	2008	2007
	(amounts in thousands)
Total cash received	$3,749	$—
Income tax benefits	$8,382	$—
Intrinsic value on date of exercise	$21,070	$—

A summary of the status of the Company’s nonvested shares as of August 31, 2008, and changes during the year ended August 31, 2008, is presented below (shares in thousands):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 1, 2007	1,125	$5.91
Granted	—	—
Vested	225	$5.91
Forfeited	—	—

Nonvested at August 31, 2008	900	$5.91

As of August 31, 2008, there was $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock:

Restricted Stock Awards—On January 10, 2008, the Company granted restricted stock awards for 11,561 shares of common stock to the non-employee directors of the Company. The vesting date occurs one year from the grant date contingent upon the non-employee director continuing service on the Board during the restricted period.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity of restricted shares for the year ended August 31, 2008 is as follows (shares in thousands):

Restricted Shares	Shares	Average Grant-Date Fair Value
Restricted at September 1, 2007	—	—
Granted	12	$47.54
Vested	—	—
Forfeited	—	—

Restricted at August 31, 2008	12	$47.54

At August 31, 2008, there was $0.2 million in unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

12. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) includes net earnings as well as items of other comprehensive income (loss). Beginning in the Company’s 2008 fiscal year, and as a result of the Company’s adoptions of SFAS 158 as of September 1, 2007, other comprehensive income (loss) no longer includes the change in minimum pension liabilities, but included changes in unrecognized net actuarial losses and prior service costs.

The following table summarizes the items of other comprehensive income (loss) and the accumulated other comprehensive income (loss) balances (amounts in thousands):

	Minimum Pension Adjustments	Unrealized Gains on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2005	$(4,555)	$—	$(4,555)
Current-year adjustments, pretax	4,062	—	4,062
Tax benefit	(1,462)	—	(1,462)

Other comprehensive loss	2,600	—	2,600

Balance at August 31, 2006	(1,955)	—	(1,955)
Current-year adjustments, pretax	(5,288)	2,385	(2,903)
Tax expense	2,145	(907)	1,238

Other comprehensive income	—	1,478	1,478

Pension adjustment, net of tax	(3,143)	—	(3,143)
Balance at August 31, 2007	(5,098)	1,478	(3,620)
Adoption of SFAS 158 measurement date provisions	89		89
Tax expense	(33)	—	(33)

Adoption of SFAS 158 measurement date provisions, net of taxes	56	—	56
Balance at August 31, 2007, as adjusted	(5,042)	1,478	(3,564)
Current year adjustments, pretax	773	2,524	3,297
Tax expense	(309)	(1,056)	(1,365)

Other comprehensive income	464	1,468	1,932

Balance at August 31, 2008	$(4,578)	$2,946	$(1,632)

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS

The Company leases office facilities, equipment, automobiles, and an airplane for various terms under noncancelable operating lease agreements. The leases expire at various dates through 2015, and provide for renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by similar lease agreements. Most of the leases provide the Company pay taxes, maintenance, insurance, and other expenses. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including rent concessions or holidays.

The rental expense under the above operating leases was approximately $3.0 million, $3.0 million and $2.5 million in 2008, 2007 and 2006, respectively.

The following table summarizes future minimum lease payments required under the various operating lease agreements:

Fiscal Year Ended August 31,	Amount
(in thousands)
2009	$3,101
2010	2,080
2011	1,044
2012	945
2013 and Beyond	2,564

$21,370

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant in fiscal 2008, 2007 or 2006

The Company entered into an agreement with Sungard Kiodex, Inc. to provide pricing software in April 2008. The term of the agreement is for three years and terminates in March 2011.

FCStone Financial leases covered hopper cars under an operating lease and, in turn, subleases these cars to a railroad company. The lease expires on September 30, 2008 and will subsequently continue on a month-to-month basis. Rental expense, excluding mileage credits and maintenance costs, under this lease totaled approximately $1.1 million in 2008, 2007 and 2006, respectively. Future minimum lease payments under this operating lease (in thousands) are approximately $92 in 2009. The sublease also expires on September 30, 2008 and will subsequently continue on a month-to-month basis. Sublease rental income, excluding mileage credits and maintenance costs, totaled approximately $1.2 million in 2008, 2007 and 2006, respectively. Future minimum lease payments expected to be received under the sublease subsequent to August 31, 2008 (in thousands) are approximately $102 in 2009.

Green Diesel leases land and bulk storage and distribution terminals located in Texas under operating leases that both expire in 2011. Rental expense, included in discontinued operations, was $0.9 million in 2008. On October 7, 2008, we executed a sale agreement for all of our ownership interest in Green Diesel. The leases were retained by Green Diesel, and accordingly the minimum future lease payments have not been included above.

Prior to the sale of a portion of the Company’s membership interest in FGDI to Agrex, the Company consolidated the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale, the Company accounts for the retained interest in FGDI under the equity method of

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting. All rental expense incurred by FGDI for the nine month period ended May 31, 2007 and year ended August 31, 2006 has been recorded in the Company’s consolidated statements of operations. FGDI is party to a capital lease agreement for grain bins in Mobile, Alabama, which is being depreciated over the lease term. FGDI made payments on the lease equal to $0.4 million and $0.6 million, during the nine month period ended May 31, 2007 and fiscal 2006, respectively. In addition, the Company paid interest on the Industrial Development Revenue Bonds which amounted to approximately $0.1 million in the nine month period ended May 31, 2007 and fiscal 2006, respectively.

FGDI leased covered hopper cars for use in its Ohio operations under various operating leases from unrelated parties, with terms ranging from twelve to sixty months. Rental expenses under these leases, which were included in cost of commodities sold, totaled approximately $3. 1 million and $3.2 million in the nine month period ended May 31, 2007 and the year ended August 31, 2006, respectively.

FGDI leased various office space and grain storage facilities under year-to-year operating leases. Rental expense for these offices and facilities was approximately $0.4 million and $0.6 million in the nine month period ended May 31, 2007 and the year ended August 31, 2006, respectively.

14. ACCOUNTS RECEIVABLE/BAD DEBT EXPENSE

During fiscal 2008, the Company recorded bad debt expense of $2.0 million, comprised primarily of an increase to the allowance for doubtful accounts, net of recoveries, of $0.8 million, and direct write-offs of $1.2 million resulting primarily from customer deficit accounts in the C&RM and Clearing and Execution Services segments. Certain customer account deficits related to unprecedented synthetic settlement pricing in the cotton market occurred in early March 2008, as customers were unable to meet the margin calls to the Company in the amounts as required by the exchange. During this time, cotton futures traded up their price limit for the trading day, however the exchanges required margin funding on the contracts at a higher synthetic settlement level as determined by the applicable options contract.

In fiscal 2007, the Company recorded bad debt expense of $1.6 million, primarily due to the inability of a commodity pool limited partnership, for which a subsidiary of the Company acted as a general partner and commodity pool operator, to meet a margin call from assets of the pool. The resulting liquidation of the pool positions under continuing adverse market conditions resulted in a charge of $1.3 million, however, $1.1 million was recovered in fiscal 2008.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt outstanding at August 31, 2008 and 2007 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at August 31, 2008 (in millions)	Amount Outstanding at August 31, (in thousands)
			2008	2007
Margin Call Facilities:
Syndicate of lenders	July 22, 2009	$250.0	$—	$—
CoBank, ACB	April 1, 2009	10.0	—	—
CoBank, ACB	April 1, 2009	10.0	—	—
Commodity Financing Facilities:
Harris, N.A.	February 28, 2009	5.0	—	—
Deere Credit, Inc.	April 1, 2009	50.0	5,192	4,011
CoBank, ACB	December 31, 2008	100.0	22,010	15,937
Fortis Capital Corp.	Demand	20.0	—	450
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0	—	—
Standard Chartered Bank, New York	Demand	—	—	1,141
Other borrowings:
Del Mar Onshore Partners, L.P.(1)		5.0	5,000	—
Subordinated debt:
Syndicate of lenders	July 22, 2010	55.0	15,000	—
Subordinated debt	January 31, 2009 and June 30, 2009	1.0	1,000	1,000

Total notes payable and subordinated debt			$48,202	$22,539

(1)	The Company ceased construction and development of Green Diesel’s biodiesel facility during fiscal 2008. On October 7, 2008, subsequent to year-end, the Company completed a sale of its ownership interest in Green Diesel. In conjunction with the sale, the $5.0 million outstanding loan payable to Del Mar Onshore Partners, L.P. was assumed by the buyer.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Margin Call Facilities

On July 23, 2008, FCStone entered into an agreement for unsecured lines of credit with a syndicate of lenders, administered by Bank of Montreal, totaling $250.0 million. This line replaces previous agreements with Harris N.A. and Deere Credit and is intended to provide short-term funding of margin to exchanges as necessary. The availability of the line of credit is subject to annual review. The continued availability of this line of credit is subject to FCStone’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Borrowings under the margin line are on a demand basis and bear interest at the Federal Funds rate plus 1.75%. The agreement contains financial covenants related to FCStone’s tangible net worth, leverage ratio and net capital, as defined. FCStone was in compliance with these covenants throughout and as of the year ended August 31, 2008. Unused portions of the margin line require a commitment fee of 0.2% on the unused commitment. There were no borrowings outstanding under these lines of credit at August 31, 2008. FCStone paid fees and other debt issuance costs of $0.7 million in connection with the new credit facility, which is being amortized over a twelve month period.

FCStone Trading has a master loan agreement with CoBank, ACB (“CoBank”), which was entered into as of January 25, 2006. On December 12, 2006, FCStone Trading entered into a revolving credit supplement agreement, expiring on April 1, 2009, and a revolving term loan supplement agreement, expiring on April 1, 2009, with CoBank. The purpose of these facilities is to provide funding for commodities risk management consulting services that FCStone Trading provides to its customers, primarily the payment of option premiums and margin calls on hedge and swap transactions entered into by FCStone Trading on behalf of customers. Additionally, the revolving term loan provides funding for the issuance of letters of credit required by and for the benefit of certain swap transaction counterparties. Amounts outstanding under these credit facilities will bear interest at a rate defined in the agreement. Unused portions of the credit facility require a commitment fee of 0.25% on the unused commitment. The agreement contains financial covenants related to current assets in excess of current liabilities and total assets in excess of total liabilities, as defined. FCStone Trading was in compliance with these covenants throughout and as of the year ended August 31, 2008. The loan agreement requires FCStone Trading to acquire and maintain nonvoting participation certificates in CoBank in amounts determined in accordance with CoBank’s bylaws and capital plan. These certificates are reported as investments in other organizations, and presented in other assets in the consolidated statement of financial condition.

Commodity Financing Facilities

FCStone has an unsecured line of credit with Harris, N.A. (“Harris”) to be used for commodity deliveries, if necessary. This line of credit is subject to annual review and continued availability of this line is subject to FCStone’s financial condition and operating results continuing to be satisfactory to Harris. Borrowings under this line are on a demand basis and bear interest at the prime rate as announced by Harris. Unused portions of the credit facility require a commitment fee of 0.25% on the unused commitment.

On March 26, 2008, FCStone Financial extended its uncommitted line of credit agreement with Deere Credit, in the amount of $50.0 million. The line of credit carries interest at a tiered variable rate determined at each advance based on the collateral quality of advances requested by FCStone Financial, as defined in the agreement. The weighted-average interest rate on amounts outstanding at August 31, 2008 and 2007 was 4.50% and 7.74%, respectively. The line of credit is secured by inventories and accounts receivable, as evidenced by warehouse receipts. The agreement contains financial covenants related to current assets in excess of current liabilities and total assets in excess of total liabilities. FCStone Financial was in compliance with these requirements throughout and as of the year ended August 31, 2008. In addition, FCStone Financial must obtain a Guaranty from FCStone Group, Inc. to meet minimum net worth levels at the end of each month and fiscal year. The Company maintains a limited corporate guarantee with Deere Credit to meet this obligation. There are no commitment fees associated with this line of credit.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCStone Financial has a master loan agreement in place with CoBank, which was entered into as of February 28, 2003. On March 19, 2007, FCStone Financial entered into an uncommitted revolving credit supplement and promissory note agreement with CoBank. Interest under the agreement is variable and is determined separately at the time advances are requested by FCStone Financial. The weighted-average interest rate on amounts outstanding at August 31, 2008 and 2007 was 4.66% and 7.63%, respectively. Under a subordination agreement dated March 19, 2007, borrowings under the line of credit with Deere Credit, discussed above, are subordinate to those under the line of credit with CoBank. The line of credit is secured by the equity of FCStone Financial and inventories and accounts receivable, as evidenced by warehouse receipts. The agreement contains financial covenants related to equity. FCStone Financial was in compliance with this requirement throughout and as of the year ended August 31, 2008. In addition, the Company maintains a guarantee of payment agreement with CoBank with a maximum obligation of $1.5 million. The loan agreement requires FCStone Financial to acquire and maintain nonvoting participation certificates in CoBank in amounts determined in accordance with CoBank’s bylaws and capital plan. These certificates are reported as investments in other organizations, and presented in other assets in the consolidated statement of financial condition. There are no commitment fees associated with this line of credit.

FCStone Merchant Services has an uncommitted line of credit agreement with Fortis Capital Corp. (“Fortis”) to be used for loans and documentary and standby L/C’s. Each loan or L/C shall be used to finance self liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as, repurchase agreements with counterparties acceptable to Fortis. FCStone Merchant Services’s obligation to Fortis is secured by a perfected security interest in all personal property and fixtures of FCStone Merchant Services. All loans are payable on demand, and in no event shall be outstanding for more than 74 days, unless agreed by Fortis. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. At August 31, 2007, the line of credit was bearing interest at an annual rate of 7.96%. The fees for issuing documentary, trade and standby L/C’s under the facility are determined in accordance with the terms of the agreement. The agreement contains financial covenants related to FCStone Merchant Services’s working capital and ratio of total outstanding loans and extensions of credit from all banks and institutions to tangible net worth, as defined. FCStone Merchant Services was in compliance with the requirements throughout and as of the year ended August 31, 2008. No commitment fees were paid in 2008 and 2007 under this facility.

FCStone Merchant Services has an uncommitted line of credit agreement with Bank of Tokyo-Mitsubishi UFJ, Limited (“BTMU”) to be used for loans and commercial and standby letters of credit (LOC). Each loan or LOC shall be used to finance self liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, and petroleum products that are traded on commodities exchanges, as well as, repurchase agreements with counterparties acceptable to BTMU. The facility is secured by a first priority lien on the inventory, accounts receivable, hedge contracts, and the proceeds from the specific commodity transaction financed. All loans are payable on demand, and in no event shall be outstanding for more than 364 days. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. The fees for issuing commercial and standby LOC under the facility are determined in accordance with the terms of the agreement. No commitment fees were paid in 2008 and 2007 under this facility.

In fiscal 2007, FCStone Merchant Services had an uncommitted revolving credit facility agreement with Standard Chartered Bank, New York to be used for short term loans, the issuance of documentary and standby letters of credit and letters of indemnity. This line of credit expired during fiscal 2008, and was not renewed. No commitment fees were paid in 2008 under this facility. The borrowings outstanding under this line of credit at August 31, 2007 were $1,141,000.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Borrowings

Green Diesel entered into a credit agreement with Del Mar Onshore Partners, L.P. (Del Mar) on January 5, 2007 under which Green Diesel borrowed $5.0 million. Interest on the credit agreement bears interest at the greater of LIBOR plus 8.5% or 12.75%. During the second quarter of 2008 the Company ceased construction and development of Green Diesel’s biodiesel facility and pursued an immediate sale of the plant assets. The agreement contained financial covenants related to Green Diesel’s working capital, leverage ratio and interest coverage ratio, as defined. As a result of the plant’s non-operational status, Green Diesel has been out of compliance with certain of the operational covenants of its line of credit agreement with Del mar as of September 20, 2007 and certain financial covenants as of December 31, 2007. During the year ended August 31, 2008, Del Mar forbearred any action with regard to these defaults under the credit agreement while a plan of disposition of the plant assets was being negotiated. On October 7, 2008, subsequent to year-end, the Company completed a sale of its ownership interest in Green Diesel. In conjunction with the sale, the $5.0 million outstanding loan payable to Del Mar Onshore Partners, L.P. was retained by Green Diesel.

Subordinated Debt

On July 23, 2008 FCStone entered into a senior subordinated debt agreement with a syndicate of lenders, administered by Bank of Montreal. The subordinated debt line totaled $55.0 million. The availability of the line of credit is subject to annual review. The continued availability of this line of credit is subject to the Company’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Borrowings under the subordinated debt are on a demand basis and bear interest at the Prime rate plus 1.50%. Unused portions of the subordinated credit facility require a commitment fee of 0.50% on the unused commitment. The Company had $15.0 million in borrowings on the subordinated debt line at August 31, 2008. FCStone paid fees and other debt issuance costs of $0.4 million in connection with the new senior subordinated credit facility, which is being amortized over a twelve month period.

FCStone has subordinated notes with various individuals, amounting to $1.0 million at August 31, 2008 and 2007, respectively (see note 22). The notes are variable rate notes, and bear interest at a rate equal to the prime rate as published in The Wall Street Journal, which was 5.00 % and 8.25% at August 31, 2008 and 2007, respectively. The notes mature on separate dates of January 31, 2009 through June 30 2009, and are subordinated as defined by CFTC regulations.

16. LETTERS OF CREDIT

FCStone Trading is required to provide letters of credit to certain customers and counterparties that can be drawn upon if there is a loss on the over-the-counter contracts. FCStone Trading provides these letters of credit under an agreement with CoBank. The agreements require commitment fees paid in advance, which are recorded as prepaid expenses and recognized over the life of the respective letter of credit. FCStone Trading has no outstanding letters of credit at August 31, 2008 and 2007, respectively.

FCStone Merchant Services provides credit support on behalf of certain customers using arrangements such as documentary and standby letters of credit. These arrangements enable customers to execute transactions or obtain desired financial arrangements with third parties. Should the customer fail to perform under the terms of the transaction or financing arrangement, FCStone Merchant Services would be required to perform on their behalf. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. FCStone Merchant Services has issued letters of credit in the amount of $6.3 million and $8.8 million at August 31, 2008 and 2007, respectively. FCStone Merchant Services has not recorded a liability related to these guarantees.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. AGORA-X / NASDAQ OMX SECURITIES PURCHASE AGREEMENT

During March 2008, the Company and its subsidiary, Agora-X, entered into a securities purchase agreement with NASDAQ OMX. Under the terms of the agreement, NASDAQ OMX could acquire up to a 20 percent interest in Agora-X represented by preferred membership units in exchange for total consideration of $7.5 million. Prior to the agreement, Agora-X was a wholly-owned subsidiary of the Company. During March 2008, Agora-X issued 13,334 Series A Preferred Units in exchange for a capital contribution of $5.0 million from NASDAQ OMX. As a result of the transaction, the Company recorded minority interest of $5.0 million, and no gain has been recorded in the consolidated statement of operations. Subsequent to the capital contribution, the Company maintains an 86.7% ownership interest in Agora-X. Agora-X is creating an electronic communications network (ECN) for institutional trading in certain OTC commodities contracts. The proceeds of the NASDAQ OMX investment were used to repay a portion of the advances made to Agora-X by the Company, and are being used to continue such development, and, for general business purposes.

18. DISPOSITION OF MAJORITY OWNERSHIP IN FGDI

On June 1, 2007, the Company entered into and closed an equity purchase agreement to sell a portion of its controlling interest in FGDI to Agrex, Inc. (“Agrex”), a subsidiary of Mitsubishi and the other existing member of FGDI, for $6.8 million in cash. This entity represents the entire Grain Merchandising segment discussed in note 25. The resulting gain before taxes on the transaction recognized in the fourth quarter of fiscal 2007 is approximately $2.6 million. The Company retains a 25% interest in the equity of FGDI and will account for this non-controlling interest on the equity method of accounting.

19. LOSS ON INVESTMENTS HELD AT SENTINEL MANAGEMENT GROUP, INC

FCStone had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third-party at a significant discount. On August 13, 2007, FCStone had $21.9 million invested with Sentinel when it received notification of the halted redemptions. On August 20, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection and $15.6 million was returned to FCStone, with an additional $0.8 million temporarily held back by the bankruptcy trustee. During fiscal 2007, FCStone recorded a charge related to the investment loss in the amount of $5.6 million, which is a component of other revenues in the consolidated statements of operations, and anticipates full collection of the remaining funds withheld.

20. CONTINGENCIES

Securities Litigation

The Company and certain of our officers have been named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. The action, which purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and July 9, 2008, seeks to hold defendants liable under §§ 10b and 20(a) of the Securities Exchange Act of 1934 for alleged false statements and failure to disclose adverse facts relating to an interest rate hedge and our bad debt reserve. The litigation is in its early stages, and the Company believes it has meritorious defenses.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain officers and directors on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The litigation is in its early stages, and the Company believes it has meritorious defenses.

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. The case is in its very earliest stages; the court has not made any substantive rulings, discovery has not commenced and no trial date has been set. However, FCStone LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

Exchange Member Guarantees

The Company is a member of various exchanges that trade and clear futures and option contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Other

From time to time and in the ordinary course of our business, the Company is a plaintiff or a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims, contractual disputes and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of our insurance. It is the opinion of management that none of the other known legal actions will have an adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

We are currently unable to predict the outcome of these claims and believe their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the status and results of the claims and assess the need for future accruals.

21. BUSINESS AND CREDIT CONCENTRATIONS

Our customers are concentrated in the agricultural sector and related industries and we are therefore particularly subject to government policies and regulations affecting those industries. We do a substantial amount of business with companies in the agricultural sector and related industries. Economic forces, including agricultural commodity, energy and financial markets, as well as government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability. Agricultural

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. No single customer accounted for more than 10% of the Company’s consolidated revenues in 2008, 2007, and 2006.

22. TRANSACTIONS WITH AFFILIATED COMPANIES

FCStone has entered into an agreement with FCTC to provide management services, including accounting, administrative, personnel, and office space. The Company receives a monthly fee plus 15% of net earnings of FCTC, which totaled approximately $0.4 million, $0.5 million and $0.4 million in 2008, 2007 and 2006, respectively.

The Company transacted exchange traded futures and options contracts on behalf of FGDI in which it held a 25% ownership interest during 2008. The Company received $0.9 million in clearing commissions in relation to these contracts in 2008. In 2007 and 2006, these clearing commissions were eliminated through the consolidated statement of operations.

The Company loaned monies to individuals who subsequently loaned the monies in the form of subordinated debt to FCStone, creating a financial interest which is required to enable FCStone to execute transactions through exchange membership seats held by these individuals on the Chicago Mercantile Exchange. At August 31, 2008 and 2007, $1.0 million was outstanding under this arrangement, respectively.

23. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments in the normal course of its business. These instruments are primarily the execution of orders for commodity futures, options, and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. In the event the counterparty is unable to meet its contracted obligation, the Company may be exposed to risk. The Company controls these risks by assessing the credit worthiness of each counterparty, establishing limits, and monitoring compliance on a daily basis. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduces the exposure to the Company. FCStone is also a party to guarantees of performance, by a third party, of ethanol marketing agreements with certain risk management customers.

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the financial instruments on the consolidated statements of operations are reported at fair value. Cash and cash equivalents are reported at the balance held at financial institutions. Commodity deposits and receivables and customer segregated payables include the value of cash collateral as well as the value of

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

money market and other pledged investments, primarily U.S. Treasuries. These balances also include the fair value of futures and options contracts as determined by prices determined by the applicable exchange. Open contracts receivable and open contracts payable represent the fair value of OTC options and swaps and are valued based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of contracts. The U.S. Treasuries are reported at fair value based on quoted market prices. Notes receivable and short term borrowings carry variable rates of interest and thus approximate fair value. Repurchase obligations are reported at fair value based on the benchmark futures contract price in the underlying agreement.

The fair value estimates presented herein are based on pertinent information available to management as of August 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

25. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes Commodity and Risk Management Services, Clearing and Execution Services, and Financial Services. The Commodity and Risk Management Services segment offers commodity services to its customers, with an emphasis on risk management using futures, options, and other derivative instruments traded on exchanges and through over-the-counter markets. The Clearing and Execution Services segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, expenses incurred developing Agora-X, LLC and overall corporate-level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. In fiscal 2008, we discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. Our remaining 25% equity interest in FGDI is included in the Corporate and Other segment.

The Company’s consolidated financial statements have been prepared with the results of operations and cash flows of Green Diesel (a 70% owned biodiesel plant development stage affiliate) presented as discontinued operations. During February 2008, the Company undertook extensive engineering design and production tests related to the manufacturing of biodiesel at Green Diesel’s developmental stage plant in Houston, Texas. Based on the testing results, current industry economic conditions and additional capital required to complete the project, the Company decided to cease construction and development of the biodiesel facility and pursue an immediate sale of the plant assets and inventory. The total loss on discontinued operations, net of tax, was $6.9 million for the year ended August 31, 2008. The operating results of Green Diesel, along with the impairment loss are reported as discontinued operations. Green Diesel was previously included within the Corporate and Other segment. The segment results in the table below present the segment information from continuing operations, and exclude Green Diesel’s operating results. All historical information in the table has been restated to conform to this presentation.

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the significant items by operating segment for the results of operations for the years ended August 31, 2008, 2007, and 2006, respectively:

	Commodity & Risk Management Services	Clearing & Execution Services	Grain Merchandising	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
2008
Total revenues	$178,430	$147,185	$—	$9,186	$3,986	$(1,261)	$337,526
Interest revenues	18,972	22,237	—	6,494	655	(64)	48,294
Interest expense	693	67	—	5,119	—	(174)	5,705
Income (loss) before minority interest and income tax expense	67,550	20,161	—	1,689	(11,258)	—	78,142
Total assets	1,438,215	875,781	—	80,814	46,085	(19,417)	2,421,478

2007
Total revenues	$131,321	$101,773	$1,079,043	$28,984	$3,938	$(3,097)	$1,341,962
Interest revenues	20,445	15,707	94	7,179	1,301	(1,769)	42,957
Interest expense	393	593	4,482	5,684	597	(1,812)	9,937
Income (loss) before minority interest and income tax expense	45,721	9,610	2,130	1,052	(4,286)	—	54,227
Total assets	756,188	582,428	—	44,684	49,343	(12,449)	1,420,194

2006
Total revenues	$91,970	$79,948	$1,079,828	$45,905	$(300)	$(2,546)	$1,294,805
Interest revenues	9,610	10,702	693	3,320	279	(1,430)	23,174
Interest expense	155	426	3,344	2,716	494	(1,430)	5,705
Income (loss) before minority interest and income tax expense	21,937	10,981	(430)	(19)	(7,938)	—	24,531
Total assets	395,001	581,709	87,461	27,960	16,140	(51,064)	1,057,207

A summary of the Company’s consolidated revenues by geographic area is presented below:

	Consolidated Revenues(1)(000’s)
	2008	2007	2006
United States	$308,935	$700,277	$718,247
Brazil	16,622	9,603	3,761
China	2,244	435,799	311,489
Canada	1,656	56,060	74,419
Mexico	2,796	17,203	45,530
Other countries	5,273	123,020	141,359

Total	$337,526	$1,341,962	$1,294,805

(1)	Revenues are attributed to countries based on location of customer. The significant decreases in consolidated revenues by geographic area result from FGDI’s grain sales no longer included in the consolidated statement of operations during fiscal 2008.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly data is set forth in the following table (in thousands):

	Quarter
	First	Second	Third	Fourth	Total
2008
Total revenues	$73,634	$92,042	$83,589	$88,261	$337,526
Income from continuing operations before minority interest and income tax expense	21,081	28,489	13,171	15,401	78,142
Net income from continuing operations	13,131	17,789	8,371	8,130	47,421
Loss from discontinued operations	(46)	(5,673)	(364)	(746)	(6,829)

Net income	13,085	12,116	8,007	7,384	40,592

Diluted earnings (loss) per share (note 8):
Continuing operations	$0.46	$0.61	$0.29	$0.28
Discontinued operations	—	(0.19)	(0.01)	(0.02)

Net income	$0.46	$0.42	$0.28	$0.26

2007
Total revenues	$499,705	$403,507	$362,991	$75,759	$1,341,962
Income from continuing operations before minority interest and income tax expense	10,479	11,206	13,245	19,297	54,227
Net income from continuing operations	6,343	6,979	8,169	12,097	33,588
Loss from discontinued operations	(29)	(59)	(100)	(123)	(311)

Net income	6,314	6,920	8,069	11,974	33,277

Diluted earnings (loss) per share (note 8):
Continuing operations	$0.29	$0.32	$0.29	$0.42
Discontinued operations	—	—	—	—

Net income	$0.29	$0.32	$0.29	$0.42

27. SUBSEQUENT EVENT

On November 3, 2008, the Company announced it expects to incur up to a $25.0 million pre-tax bad debt provision for the first quarter of fiscal 2009 in connection with losses by three domestic accounts for which the Company and its affiliates serve as the clearing firm or counterparty. These losses relate primarily to a significant energy trading account, and to a lesser extent, a renewable fuels account and a foreign exchange account. This estimated bad debt provision is based upon currently available information, market conditions and account positions at the time of the announcement. Under our agreement with the introducing broker on the energy trading account, the introducing broker is responsible for 50% of any losses, including losses resulting from a debit balance in a customer account, but no assurances can be given as the amount and timing of recovery that may be obtained under that agreement.

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENT OF FINANCIAL CONDITION

Parent Company Only

August 31, 2008 and 2007

(in thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$1,324	$23,075
Accounts receivable	52	26
Accounts receivable—subsidiaries	390	1,844
Notes receivable	1,143	1,601
Notes receivable—subsidiaries	6,200	3,800
Deferred income taxes	11,519	7,642
Investments in affiliates and others	212,473	142,897
Other assets	8,206	2,670

	$241,307	$183,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$147	$214
Accrued expenses:
Accrued pension liability	7,529	7,362
Income taxes payable	—	2,867
Other	1,218	922

Total liabilities	8,894	11,365

Minority interest	4,855	—
Stockholders’ equity:
Common stock, $0.0001 par value	108,016	104,267
Additional paid in capital	10,777	1,115
Treasury stock	(2,185)	(376)
Accumulated other comprehensive loss	(1,632)	(5,098)
Retained earnings	112,582	72,282

Total stockholders’ equity	227,558	172,190

	$241,307	$183,555

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

Parent Company Only

Years Ended August 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Revenues:
Interest	$606	$1,306	$283
Other	225	2,595	—
Equity in earnings of affiliates	78,548	51,219	24,839

Total revenues	79,379	55,120	25,122

Costs and expenses:
Professional fees	253	—	—
Bad debt expense	250	—	—
Interest	—	597	494
Bank charges and miscellaneous	734	296	97

Total costs and expenses	1,237	893	591

Income before minority interest and income tax expense	78,142	54,227	24,531
Minority interest	(146)	639	(226)

Income before income tax expense	78,288	53,588	24,757
Income tax expense	30,867	20,000	9,500

Net income from continuing operations	47,421	33,588	15,257
Loss on discontinued operations, net of tax	(6,829)	(311)	—

Net income	$40,592	$33,277	$15,257

SCHEDULE I

FCSTONE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Only

Years Ended August 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$40,592	$33,277	$15,257
Loss from discontinued operations	6,829	311	—

Net income from continuing operations	47,421	33,588	—
Gain on sale of FGDI membership units	—	(2,595)	—
Equity in earnings of affiliates	(78,548)	(51,219)	(24,839)
Minority interest, net of distributions	(146)	639	(226)
Excess tax benefit of stock option exercises	(8,382)	—	—
Change in allowance for doubtful accounts	250	—	—
Gain on conversion of exchange stock	(151)	—	—
Increase in deferred income taxes	(1,150)	(800)	(1,975)
Increase in accounts receivable	3,538	(1,031)	(181)
Increase in other assets	(50)	(654)	—
Increase in accrued expenses	(40)	891	120
Increase in accounts payable	(197)	139	50
Increase in income taxes payable	5,515	1,312	1,075

Net cash used in operating activities	(31,940)	(19,730)	(10,719)

Cash flows from investing activities:
Proceeds from the disposition of FGDI membership units	—	6,750	—
Distributions from affiliates	19,358	16,750	17,395
Capital contribution in affiliate	(17,560)	(47,000)	(5,190)
Purchase of exchange membership and stock	—	—	(2,600)
Proceeds from sale and conversion of exchange membership and stock	328	—	613

Net cash provided (used in) by investing activities	2,126	(23,500)	10,218

Cash flows from financing activities:
Increase (reduction) in checks written in excess of bank balance	—	—	—
Proceeds from initial public offering, net	—	129,670	—
Payment for redemption of common stock	—	(48,486)	—
Proceeds from issuance of common stock	3,749	1,336	—
Treasury stock acquired	(1,809)	—	—
Proceeds from issuance of redeemable common stock held by ESOP	—	—	223
Excess tax benefit of stock option exercises	8,382	—	—
Dividends paid	—	(6,057)	(2,898)
Issuance of notes receivable, net	(7,509)	(577)	(2,575)
Proceeds from (issuance of) notes payable, net	5,317	(10,250)	6,000

Net cash provided by financing activities	8,130	65,636	750

Net cash used in discontinued operations	(67)	—	—

Net increase (decrease) in cash and cash equivalents	(21,751)	22,406	249
Cash and cash equivalents at beginning of year	23,075	669	420

Cash and cash equivalents at end of year	$1,324	$23,075	$669

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$10	$663	$443
Income taxes	26,612	19,632	10,310

SCHEDULE II

FCSTONE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Those reserves which are deducted in the Consolidated Financial Statements from Receivables	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Fiscal year ended August 31, 2008
Reserve for doubtful accounts	$2,900	$2,343	$—	$(1,661)	$3,582

Fiscal year ended August 31, 2007
Reserve for doubtful accounts	$2,834	$1,632	$—	$(1,566)	$2,900

Fiscal year ended August 31, 2006
Reserve for doubtful accounts	$925	$1,909	$—	$—	$2,834

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Certificate of Incorporation of FCStone Group, Inc. (as currently in effect) (11)

3.2	Certificate of Ownership and Merger (10)

3.3	Amended and Restated Bylaws of FCStone Group, Inc. (as currently in effect) (8)

4.1	Form of Common Stock Certificate (12)

4.2	FCStone Group, Inc. 2006 Equity Incentive Plan (3)

10.1	Chief Executive Officer Employment Agreement, effective September 1, 2007, between FCStone Group, Inc. and Paul G. Anderson (16)

10.2	Employment Agreement, dated as of January 5, 2004, between FCStone Group, Inc., and Jeff Soman (2)

10.3	Executive Employment Agreement, effective September 1, 2008, between FCStone Group, Inc. and Steve Gutierrez. (18)

10.4	Executive Employment Agreement, effective September 1, 2008, between FCStone Group, Inc. and William J. Dunaway. (18)

10.5	CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (2)

10.6	Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (4)

10.7	Executive Short-term Incentive Plan (12)

10.8	FCStone Group, Inc. Executive Long Term Incentive Plan Effective Fiscal Year 2008 (16)

10.9	FCStone Group Inc. Change In Control Severance Plan (12)

10.10	Staff Incentive Plan (12)

10.11	FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (4)

10.12	Form of Director Indemnification Agreement (5)

10.13	Master Loan Agreement, dated April 15, 2002, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.14	First Amendment to the Master Loan Agreement, dated November 3, 2003, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.15	Limited Corporate Guaranty, dated April 16, 2002, between FCStone Financial, Inc., and Deere Credit, Inc. (2)

10.16	Amended and Restated Revolving Statused Operating Note, dated February 23, 2006, between FCStone Financial, Inc., and Deere Credit, Inc. (6)

10.17	Letter Agreement, dated February 26, 2007, between FCStone Financial, Inc., and Deere Credit, Inc. (12)

10.18	Change in Terms Agreement, dated March 26, 2008, between Deere Credit, Inc. and FCStone Financial, Inc. (14)

10.19	Credit Agreement among FCStone, LLC, the lenders parties thereto, and Bank of Montreal, as administrative agent, dated July 23, 2008. (17)

Exhibit No.	Description of Document
10.20	Amended and Restated Senior Subordinated Loan Agreement by and among Bank of Montreal, as agent, Deere Credit, Inc. and BMO Capital Markets, as co-lead arranger and joint book runner, and BMO Capital Markets Financing, Inc., Deere Credit and Bank of America, N.A., and FCStone, LLC, dated July 23, 2008. (17)

10.21	Floating Rate Loan/Procedures Letter, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank for $5 million (12)

10.22	Secured Demand Note, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank for $5 million (11)

10.23	Guaranty Agreement, dated September 15, 2000, between FCStone, LLC, and Harris Trust Savings Bank (12)

10.24	Master Loan Agreement dated February 28, 2003 between FCStone Financial, Inc., and CoBank ACB (7)

10.25	Guaranty of Payment, dated February 28, 2003, between FCStone Group, Inc., and CoBank ACB (7)

10.26	Uncommitted Revolving Credit Supplement and Promissory Note to the Master Loan Agreement dated March 19, 2007, between FCStone Financial, Inc., and CoBank ACB (14)

10.27	Master Loan Agreement, dated January 25, 2006, between FCStone Trading, LLC, and CoBank ACB (12)

10.28	Statused Revolving Credit Supplement, dated December 12, 2006, between FCStone Trading, LLC, and CoBank ACB (11)

10.29	Statused Revolving Term Loan Supplement, dated December 12, 2006, between FCStone Trading, LLC, and CoBank ACB (11)

10..30	Cash Subordinated Loan Agreement, dated June 30, 2004, between FCStone, LLC, and Gerald Hirsch (4)

10.31	Amendment to Cash Subordinated Loan Agreement and Promissory Note, dated June 30, 2006, between FCStone, LLC, and Gerald Hirsch (9)

10.32	Letter Agreement, dated March 31, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. for $20,000,000 credit facility (5)

10.33	Promissory Note ($20,000,000), dated May 10, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. (5)

10.34	Continuing Security Agreement between FCStone Merchant Services, LLC, and Fortis Capital Corp. (5)

10.35	Demand Note, dated November 23, 2004, between FCStone Merchant Services, LLC, and UFJ Bank, Limited (9)

10.36	Equity Purchase Agreement between Agrex, Inc. and FCStone Group, dated June 1, 2007 (13).

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of KPMG LLP (1)

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Rule 13a-15(e) /15d-15(e). (1)

31.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to Rule 13a-15(e) /15d-15(e). (1)

32.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit No.	Description of Document
32.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on August 18, 2004.
(3)	Previously filed as an exhibit to the Registration Statement on Form S-8, filed by FCStone Group, Inc., on June 12, 2006.
(4)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on December 9, 2004.
(5)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on December 30, 2004.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, filed by FCStone Group, Inc., on April 19, 2006.
(7)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 filed by FCStone Group, Inc., on October 6, 2004.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on October 18, 2006.
(9)	Previously filed as an exhibit to the Report on Form 10-K filed by FCStone Group, Inc. on November 29, 2006.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on December 6, 2006.
(11)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. on February 1, 2007.
(12)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. on February 27, 2007.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on June 5, 2007.
(14)	Previously filed as an exhibit to the Report on Form 10-K filed by FCStone Group, Inc. on November 29, 2007.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on June 5, 2008.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on July 15, 2008.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on July 24, 2008.
(18)	Previously filed as an exhibit to the Current Report on Form 8-K filed by FCStone Group, Inc. on November 12, 2008.