Form 10-K/A
period 2008-08-31
FCStone Group, Inc.
filed 2008-11-19
CIK 1297846

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, which was filed with the Securities and Exchange Commission on November 14, 2008 (the “Original Filing”). This Form 10-K/A is being filed to:

(1) Revise Item 6 to correct typographical errors in the Statement of Financial Condition Data;

(2) Revise Items 8 and 15 to add the conformed signature of our independent registered public accounting firm to their audit reports which were previously inadvertently omitted from the electronically filed document;

(3) Revise Note 1 to the consolidated financial statements to add a paragraph heading that was previously inadvertently omitted;

(4) Revise Note 7 to the consolidated financial statements to correct a typographical error in the income tax expense table;

(5) Revise Note 13 to the consolidated financial statements to correct a typographical error in the table summarizing future minimum lease payments; and

(6) Revise Exhibits 32.1 and 32.2 to add subsection (b) to the fourth paragraph and to add the phrase “internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f))” in the first sentence of the fourth paragraph, both of which were previously inadvertently omitted.

The following sections in this report have been amended as a result of the restatement:

Part II—Item 6: Selected Financial Data;

Part II—Item 8. Financial Statements and Supplementary Data; and

Part IV—Item 15. Exhibits and Financial Statement Schedules.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on November 14, 2008.

1

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

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Commissions and clearing fees	$179,188	$145,077	$105,622	$76,674	$67,594
Service, consulting and brokerage fees	97,700	47,679	33,388	18,913	12,008
Interest	48,294	42,957	23,174	8,177	3,982
Other	10,372	4,497	2,638	7,463	4,521
Sales of commodities	1,972	1,101,752	1,129,983	1,290,620	1,536,209

Total revenues	337,526	1,341,962	1,294,805	1,401,847	1,624,314

Costs and expenses:
Cost of commodities sold	1,069	1,084,205	1,112,949	1,275,094	1,519,221
Employee compensation and broker commissions	65,936	49,524	44,229	32,578	30,160
Pit brokerage and clearing fees	104,045	67,978	47,613	33,141	26,713
Introducing broker commissions	33,304	36,050	22,826	14,459	10,704
Employee benefits and payroll taxes	13,746	10,678	9,801	8,044	7,136
Interest	5,705	9,937	5,705	3,946	4,418
Depreciation and amortization	1,996	1,748	1,674	1,551	861
Bad debt expense	1,998	1,632	1,909	4,077	716
Other expenses	31,585	25,983	23,568	18,926	15,365

Total costs and expenses	259,384	1,287,735	1,270,274	1,391,816	1,615,294

Income from continuing operations before income tax expense and minority interest	78,142	54,227	24,531	10,031	9,020
Minority interest	(146)	639	(226)	(499)	576

Income from continuing operations after minority interest and before income taxes	78,288	53,588	24,757	10,530	8,444
Income tax expense	30,867	20,000	9,500	3,950	2,030

Net income from continuing operations	47,421	33,588	15,257	6,580	6,414

Loss from discontinued operations, net of tax	(6,829)	(311)	—	—	—

Net income	$40,592	$33,277	$15,257	$6,580	$6,414

Basic shares outstanding(1)	27,749	24,500	21,749	19,607
Diluted shares outstanding(1)	28,934	25,051	21,749	19,607
Basic earnings (loss) per share:
Continuing operations	$1.71	$1.37	$0.70	$0.34
Discontinued operations	(0.25)	(0.01)	—	—

Net income	$1.46	$1.36	$0.70	$0.34

Diluted earnings (loss) per share:
Continuing operations	$1.64	$1.34	$0.70	$0.34
Discontinued operations	(0.24)	(0.01)	—	—

Net income	$1.40	$1.33	$0.70	$0.34

	August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Statement of Financial Condition Data:
Total assets(3)	$2,421,478	$1,420,194	$1,057,207	$809,584	$603,827
Notes payable and subordinated debt(3)	48,202	22,539	55,169	42,411	47,281
Obligations under capital leases(3)	—	—	3,575	4,125	4,675
Minority interest(3)	4,855	—	3,607	4,755	5,488
Common stock and equity	$227,558	$173,668	$58,895	$45,185	$39,829

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Segment and Other Data:
Income (loss) before minority interest and income tax expense:
Commodity and Risk Management Services	$67,550	$45,721	$21,937	$11,160	$7,907
Clearing and Execution Services	20,161	9,610	10,981	5,152	3,359
Financial Services	1,689	1,052	(19)	556	(447)
Grain Merchandising(3)	—	2,130	(430)	(2,037)	2,230
Corporate	(11,258)	(4,286)	(7,938)	(4,800)	(4,029)

	$78,142	$54,227	$24,531	$10,031	$9,020

Revenues, net of cost of commodities sold(2)	$336,457	$257,757	$181,856	$126,753	$105,093
EBITDA(2)	$85,989	$65,273	$32,136	$16,027	$13,723
Return on equity	20.1%	33.8%	30.1%	15.4%	16.5%
Exchange contract trading volume	98,611	60,979	47,467	36,240	29,911
OTC contract volume	1,361	751	326	153	63
Customer segregated assets, end of period	$1,528,028	$997,436	$764,847	$594,733	$389,953

(1)	The basic and diluted shares outstanding, for all periods, have been adjusted to reflect the three-for-one stock split effected on February 26, 2007 and the three-for-two split distributed on September 27, 2007. Additionally, the calculation of the basic and diluted shares outstanding for the year ended August 31, 2005 assumes the shares issued as a result of the restructuring, from a cooperative to a corporation, have been issued and outstanding for the full year.
(2)	See “Non-GAAP Financial Measures” below.
(3)	On June 1, 2007, we closed an equity purchase agreement to sell our majority interest in FGDI to Agrex, the other existing member of FGDI. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and account for this non-controlling interest on the equity method of accounting. Accordingly, our consolidated statements of financial condition at August 31, 2008 and 2007 do not include FGDI’s assets and liabilities. Also, our consolidated statement of operations at August 31, 2007 includes FGDI’s revenues and expenses for only the nine month period ended May 31, 2007. Minority interest attributable to Agrex prior to the sale of our controlling interest are reflected for the years ended August 31, 2006, 2005 and 2004, respectively. We have recorded our equity interest in FGDI’s operating results subsequent to the sale as other revenue.

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

FCSTONE GROUP, INC.

November 19, 2008	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ PAUL G. ANDERSON Paul G. Anderson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2008

/s/ WILLIAM J. DUNAWAY William J. Dunaway	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2008

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

/s/ KPMG LLP

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

IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS

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

7. INCOME TAXES

Income tax expense for the years ended August 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
	(amounts in thousands)
Income tax expense attributable to income from continuing operations	$30,867	$20,000	$9,500
Income tax benefit attributable to income from discontinued operations	(4,551)	—	—
Taxes allocated to stockholders’ equity, related to compensation expense recognized for tax purposes in excess of amounts recognized for financial reporting purposes	(8,382)	—	—
Taxes allocated to stockholders’ equity, related to unrealized gains on available for sale securities	1,056	882	—
Taxes allocated to stockholders’ equity, related to pension liabilities	73	(1,956)	1,373

Total	$19,063	$18,926	$10,873

Income tax expense attributable to income from continuing operations for the years ended August 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
	(amounts in thousands)
Current:
Federal	$27,892	$18,900	$10,549
State and local	4,234	1,900	925

Total current	32,126	20,800	11,474

Deferred:
Federal	(1,101)	(735)	(1,962)
State and local	(158)	(65)	(12)

Total deferred	(1,259)	(800)	(1,974)

Total income tax expense	$30,867	$20,000	$9,500

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

$9,734

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

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the sale of a portion of the Company’s membership interest in FGDI to Agrex, the Company consolidated the assets, liabilities, revenues and expenses of FGDI in its consolidated financial statements. Subsequent to the sale, the Company accounts for the retained interest in FGDI under the equity method of accounting. All rental expense incurred by FGDI for the nine month period ended May 31, 2007 and year ended August 31, 2006 has been recorded in the Company’s consolidated statements of operations. FGDI is party to a capital lease agreement for grain bins in Mobile, Alabama, which is being depreciated over the lease term. FGDI made payments on the lease equal to $0.4 million and $0.6 million, during the nine month period ended May 31, 2007 and fiscal 2006, respectively. In addition, the Company paid interest on the Industrial Development Revenue Bonds which amounted to approximately $0.1 million in the nine month period ended May 31, 2007 and fiscal 2006, respectively.

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