Form 10-Q
period 2008-11-30
FCStone Group, Inc.
filed 2009-01-09
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33363

FCStone Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1251 NW Briarcliff Parkway, Suite 800

Kansas City, Missouri 64116

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 8, 2009, there were 27,913,627 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	November 30, 2008	August 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$29,993	$73,646
Segregated	113,995	8,355
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	1,035,444	1,306,477
Proprietary commodity accounts	328,099	253,998
Receivables from customers, net of allowance for doubtful accounts	22,353	19,603

Total commodity deposits and receivables	1,385,896	1,580,078

Marketable securities, at fair value—customer segregated and other	58,462	241,333
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts	57,555	71,714
Open contracts receivable	318,049	308,016
Notes receivable and advances	34,862	77,979
Exchange memberships and stock	3,283	11,473
Deferred tax assets	19,649	11,519
Equipment, furniture, software and improvements, net of accumulated depreciation	7,491	7,267
Other assets	24,414	30,098

Total assets	$2,053,649	$2,421,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	$1,077,841	$1,486,299
Trade accounts payable and advances	282,549	257,941
Open contracts payable	381,045	297,926
Accrued expenses	38,504	51,709
Notes payable and repurchase obligations	30,762	79,190
Subordinated debt	16,000	16,000

Total liabilities	1,826,701	2,189,065

Minority interest	4,734	4,855
Stockholders’ equity:
Common stock, $0.0001 par value, authorized 40,000,000 at November 30, 2008 and August 31, 2008, respectively; issued and outstanding 27,913,627 and 27,911,127 shares at November 30, 2008 and August 31, 2008, respectively	108,030	108,016
Additional paid-in capital	11,259	10,777
Treasury stock	(2,185)	(2,185)
Accumulated other comprehensive loss	(4,496)	(1,632)
Retained earnings	109,606	112,582

Total stockholders’ equity	222,214	227,558

Commitments and contingencies (note 13)
Total liabilities and stockholders’ equity	$2,053,649	$2,421,478

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended November 30,
	2008	2007
Revenues:
Commissions and clearing fees	$44,500	$39,382
Service, consulting and brokerage fees	19,541	16,274
Interest	13,567	13,381
Other	7,944	4,597

Total revenues	85,552	73,634

Costs and expenses:
Employee compensation and broker commissions	15,370	13,248
Pit brokerage and clearing fees	27,400	20,785
Introducing broker commissions	7,442	7,328
Employee benefits and payroll taxes	1,834	3,017
Interest	1,366	1,180
Depreciation and amortization	603	356
Provision for bad debts	25,733	75
Impairment loss on goodwill	1,174	—
Other expenses	9,446	6,533

Total costs and expenses	90,368	52,522

Income (loss) from continuing operations before income tax expense and minority interest	(4,816)	21,112
Minority interest	(121)	32

Income (loss) from continuing operations before income tax expense	(4,695)	21,080
Income tax expense (benefit)	(1,850)	7,950

Net income (loss) from continuing operations	(2,845)	13,130
Loss from discontinued operations, net of tax	(131)	(45)

Net income (loss)	$(2,976)	$13,085

Basic shares outstanding	27,913	27,421
Diluted shares outstanding	27,913	28,776

Basic earnings (loss) per share:
Continuing operations	$(0.10)	$0.48
Discontinued operations	(0.01)	—

Net income (loss)	$(0.11)	$0.48

Diluted earnings (loss) per share:
Continuing operations	$(0.10)	$0.45
Discontinued operations	(0.01)	—

Net income (loss)	$(0.11)	$0.45

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,976)	$13,085
Plus: Loss from discontinued operations	131	45

Income (loss) from continuing operations	(2,845)	13,130
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Provision for bad debts	25,733	75
Depreciation and amortization	603	356
Impairment loss on goodwill	1,174	101
Gain on sale of exchange stock and trading rights	(6,444)	(2,885)
Stock-based compensation	468	330
Equity in earnings of affiliates, net of distributions	(668)	(1,036)
Minority interest	(121)	32
Deferred income taxes	(6,064)	253
Excess tax benefit of stock option exercises	(14)	(501)
Change in commodity accounts receivable/payable, marketable securities, customer segregated funds and counterparty deposits and advances, net	(109,941)	(85,477)
Change in open contracts receivable/payable, net	73,086	(7,551)
Decrease (increase) in trade accounts receivable and advances	198	(693)
Decrease (increase) in other assets	1,353	(15,408)
(Decrease) increase in trade accounts payable and advances	(10,145)	58,538
(Decrease) increase in accrued expenses	(13,109)	1,907

Net cash used in operating activities	(46,736)	(38,829)

Cash flows from investing activities:
Purchase of equipment, furniture, software and improvements	(667)	(1,622)
Acquisition of majority interest in subsidiary, net of cash acquired	—	88
Collections on (issuance of) notes receivable, net	39,332	(67,042)
Proceeds from the sale of exchange stock and trading rights	9,725	3,402

Net cash provided by (used in) investing activities	48,390	(65,174)

Cash flows from financing activities:
(Payments on) proceeds from notes payable, net	(43,428)	62,881
Proceeds from exercises of stock options	14	217
Excess tax benefit of stock option exercises	14	501
Treasury stock acquired	—	(11)

Net cash (used in) provided by financing activities	(43,400)	63,588

Cash flows from discontinued operations:
Net cash used in operating activities	(422)	—
Net cash used in investing activities	(1,485)	—

Net cash used in discontinued operations	(1,907)	—
Net decrease in cash and cash equivalents – unrestricted	(43,653)	(40,415)
Cash and cash equivalents – unrestricted – beginning of period	73,646	90,053

Cash and cash equivalents – unrestricted – end of period	$29,993	$49,638

Supplemental disclosures of cash flow information:
Interest paid	$1,296	$1,172
Income taxes paid	6,315	2,742

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (“the Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company has minority holdings in two entities, both of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on November 19, 2008.

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

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents include money market funds not pledged to an exchange. Money market funds are stated at cost plus accrued interest, which approximates market value, and totaled $24.2 million and $60.6 million at November 30, 2008 and August 31, 2008, respectively. The Company has an investment policy which limits the maximum amount invested in any one fund and with any one institution in order to attempt to reduce risk of loss. The Company does not believe it is exposed to significant risk on cash and cash equivalents.

CASH AND CASH EQUIVALENTS-SEGREGATED

Pursuant to requirements of the Commodity Exchange Act, funds deposited by customers relating to futures and option contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. At November 30, 2008 and August 31, 2008, cash and cash equivalents – segregated included an interest bearing account of $105.0 million and $0, respectively, for deposit of customer funds.

OTHER REVENUE

Other revenue includes the Company’s equity in the earnings of unconsolidated affiliates. The equity in earnings of FGDI, LLC, which accounts for primarily all of the equity earnings of unconsolidated affiliates, totaled $0.7 million and $1.3 million for the three months ended November 30, 2008 and 2007, respectively. In addition, other revenue includes the gains on sale of exchange common stock and trading rights of $6.4 million and $2.9 million for the three months ended November 30, 2008 and 2007, respectively.

NEW ACCOUNTING PRINCIPLES

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

2. COMMODITY RECEIVABLES AND PROVISION FOR BAD DEBTS

For the three months ended November 30, 2008, the Company recorded a charge to earnings of $25.7 million, to increase the allowance for bad debts, net of expected recoveries, resulting primarily from three specific customer deficit accounts within the Clearing and Execution Services (“CES”) segment and the Commodity and Risk Management Services (“C&RM”) segment. The CES segment loss relates primarily to an account deficit arising during the first quarter of fiscal 2009 for a significant energy trading account, and resulted in the Company recording a charge of $20.0 million to the provision for bad debts during the three months ended November 30, 2008. The account was introduced through an introducing broker relationship, with that broker contractually responsible for fifty percent of all account deficits in accordance with the terms of the agreement. The Company has obtained a signed note agreement with the introducing broker, secured by its future revenue stream which is collected by the Company, and for which the Company controls disbursement. The Company is uncertain as to the full collectibility of the contractual amount from the introducing broker and customer, and has included the deficit amount of $33.4 million as of November 30, 2008, net of the expected future revenue stream of $13.0 million from trading activities and the introducing broker in its determination of the estimated provision needed. Due to the nature of this balance, the Company will continue to monitor the status of this account, and will adjust the provision as projected recoveries differ from the current estimate. For the three months ended November 30, 2007, the provision for bad debts in the CES segment totaled $0.2 million.

Additionally, during the three months ended November 30, 2008, the C&RM segment experienced customer account losses primarily related to a specific renewable fuels account and a specific foreign exchange account. The Company has increased its provision for bad debts through a charge to earnings in the amount of $2.0 million and $3.5 million, respectively, in the period ended November 30, 2008. The Company has obtained signed promissory note agreements with the renewable fuels and foreign exchange account customers, however the Company is uncertain as to the likelihood of its ability to collect the balances and has reserved for these deficits receivable in full, less $1.3 million covered by trade insurance. For the three months ended November 30, 2007, the Company increased its provision for bad debts, in the C&RM segment, by $0.1 million.

The following is a summary of the allowance for uncollectible accounts:

(in thousands)	Three Months Ended November 30, 2008
Balance, beginning of period	$3,582
Provision for bad debts	25,733
Deductions:
Charge-offs	—
Less recoveries	—

Balance, November 30, 2008	$29,315

The future collectibility of receivables from customers can be impacted by the Company’s collection efforts, the financial stability of its customers and the general economic climate in which it operates. The Company evaluates receivables that it believes may become uncollectible through reviewing daily margin deficit reports, the historical daily aging of our receivables and by monitoring the financial strength of its customers and may unilaterally close customer trading positions in certain circumstances.

3. FAIR VALUE FINANCIAL INSTRUMENTS

On September 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

In accordance with SFAS FSP 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until April 1, 2009.

Marketable securities and derivative financial instruments are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, U.S. government securities and federal agency obligations, as well as futures and options contracts traded on national exchanges in which the Company executes transactions for customer and proprietary accounts.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including corporate debt and over-the-counter (“OTC”) forwards, swaps, and options.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are weather contingent derivatives. Weather derivative structures have a contingency component piece that is valued using inputs that are not readily observable.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. SFAS 157 requires the Company to consider counterparty credit risk of all parties to outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with the credit guarantee by the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.

In determining the appropriate fair value hierarchy levels, the Company has performed an analysis of the financial assets and liabilities that are subject to fair value reporting under applicable GAAP.

The following table summarizes the Company’s financial assets and liabilities as of November 30, 2008, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total as of November 30, 2008
	(in thousands)
Assets
Commodity exchange and clearing organization deposits (1)
Money market funds	$625,559	$—	$—	$625,559
U.S. government securities and federal agency obligations	1,732,923	—	—	1,732,923
Futures and option contracts on national exchanges	(1,216,645)	—	—	(1,216,645)

	$1,141,837	$—	$—	$1,141,837

Proprietary commodity accounts (2)
Money market funds	$1,849	$—	$—	$1,849
U.S. government securities and federal agency obligations	31,647	—	—	31,647
Futures and option contracts on national exchanges	81,018	—	—	81,018

	$114,514	$—	$—	$114,514

Marketable securities – customer segregated and other (3)
U.S. government securities and federal agency obligations	$32,554	$—	$—	$32,554
Corporate bonds	—	25,000	—	25,000

	$32,554	$25,000	$—	$57,554

Open contracts receivable
Foreign currency derivative instruments	$—	$9,584	$—	$9,584
Other OTC derivative instruments	92,584	210,857	5,024	308,465

	$92,584	$220,441	$5,024	$318,049

Total assets at fair value	$1,381,489	$245,441	$5,024	$1,631,954

Liabilities
Open contracts payable
Foreign currency derivative instruments	$—	$82,864	$—	82,864
Other OTC derivative instruments	86,119	207,038	5,024	298,181

	$86,119	$289,902	$5,024	381,045

Total liabilities at fair value	$86,119	$289,902	$5,024	381,045

(1)	The Company excludes exchange settlements from the fair value of Commodity exchange and clearing organization deposits.

(2)	The Company excludes cash collateral deposits with counterparties and exchange settlements from the fair value of Proprietary commodity accounts.

(3)	The Company excludes U.S government securities classified as held-to-maturity from the fair value of Marketable securities.

The amount of unrealized gains and losses included in income attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in “Service, consulting and brokerage” revenues in the Statements of Operations. As it relates to OTC derivative instruments, the Company generally maintains a matched book, which means positions with customers are generally offset with opposite transactions with other dealers or counterparties. This hedging and underlying financial instruments are often classified in different levels in the fair value hierarchy.

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of November 30, 2008. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Assets
Balance as of September 1, 2008	$3,779
Total realized and unrealized gains, net	1,245

Balance as of November 30, 2008	$5,024

Liabilities
Balance as of September 1, 2008	$3,779
Total realized and unrealized losses, net	1,245

Balance as of November 30, 2008	$5,024

The balance at November 30, 2008 is comprised of a single weather contingent derivative structure in the C&RM segment. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Service, consulting and brokerage fees in the Consolidated Statement of Operations. Similar to the OTC derivative instruments discussed above, this structure is designed on an offsetting basis and the Company expects minimal impact to the Consolidated Statement of Operations due to the offsetting nature.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is not amortized. Goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” fair values of reporting units are to be determined using quoted market prices in active markets, if available.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 5 and 20 years). The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows.

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
As of November 30, 2008
Amortized intangible assets:
Customer lists	$5,529	$270	$5,259
Tradenames	318	58	260
Noncompete	473	89	384
Proprietary information	1,257	160	1,097

	$7,577	$577	$7,000

As of August 31, 2008
Amortized intangible assets:
Customer lists	$5,529	$195	$5,334
Tradenames	318	42	276
Noncompete	473	64	409
Proprietary information	1,257	116	1,141

	$7,577	$417	$7,160

Aggregate amortization expense for the three months ended November 30, 2008 and 2007 was (in thousands) $160 and $0, respectively.

The Company’s estimated amortization expense for the current and next five years is as follows (in thousands):

2009	$640
2010	640
2011	640
2012	628
2013	454
2014	368

We review our goodwill for impairment annually, as of the last day of our fourth fiscal quarter or more frequently if indicators of impairment exist. Goodwill has been assigned to reporting units for purposes of impairment testing, which are the CES segment and the entity level within our C&RM segment.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

During the quarter ended November 30, 2008, due to present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of our goodwill. As a result, the Company recorded an impairment loss on goodwill of $1.2 million in the three months ended November 30, 2008. As a result of the impairment loss on goodwill, a triggering event occurred requiring the amortizable intangible assets be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires the Company to evaluate whether the carrying value of the amortizable intangible assets are recoverable, by comparing the carrying value to the sum of undiscounted cash flows expected to result from the use of the asset group. Based on this evaluation, no impairment of the amortizable intangible assets was recorded.

Changes in the net carrying amount of goodwill are as follows (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Total
	(in thousands)
Balance as of August 31, 2007	$—	$876	$876
Goodwill acquired	298	—	298
Goodwill impaired	—	—	—

Balance as of August 31, 2008	298	876	1,174
Goodwill acquired	—	—	—
Goodwill impaired	(298)	(876)	(1,174)

Balance as of November 30, 2008	$—	$—	$—

5. EXCHANGE MEMBERSHIPS AND STOCK

The Company has exchange membership seats and common stock in publically-traded exchanges pledged for clearing purposes, which provide the Company the right to process trades directly with the various exchanges. The exchange memberships and common stocks that are pledged for clearing purposes are recorded at cost, in accordance with GAAP and CFTC regulations. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the COMEX Division of the New York Mercantile Exchange, and the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets. Exchange stock includes shares of CME Group, Inc. common stock, InterContinental Exchange, Inc. (“ICE”) common stock and NYMEX common stock.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” equity investments in exchanges common stock which is not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income. At November 30, 2008, all exchange common stock held by the Company was pledged for clearing purposes.

During the three months ended November 30, 2008 and 2007, realized gains on the sale of exchange common stock and trading rights were $6.4 million and $2.9 million, respectively. For purposes of determining realized gains, the cost of the shares sold is based on weighted-average cost. During the quarter ended August 31, 2008, the CME and NYMEX merged, which resulted in a reduction in exchange firm requirements for clearing/equity members to hold common stock in these exchanges.

6. EQUIPMENT, FURNITURE, SOFTWARE AND IMPROVEMENTS

Equipment, furniture, software, and improvements are recorded at cost. Expenditures for maintenance, repairs, and minor replacements are charged to operations as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When equipment, furniture, software and improvements are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The following is a summary of equipment, furniture, software and improvements, at cost less accumulated depreciation, at November 30, 2008 and August 31, 2008:

	November 30, 2008	August 31, 2008
	(in thousands)
Equipment and furniture	$8,095	$7,434
Computer software	2,852	2,846
Improvements	815	815

	11,762	11,095
Less accumulated depreciation	(4,271)	(3,828)

	$7,491	$7,267

7. NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable outstanding at August 31, 2008 and November 30, 2008 consisted of the following:

	Renewal / Expiration Date	Total Commitment Amount at November 30, 2008 (in millions)	Amount Outstanding at
			November 30, 2008	August 31, 2008
			(in thousands)
Margin Call Facilities:
Syndicate of lenders	July 22, 2009	$250.0	$—	$—
CoBank, ACB	April 1, 2009	10.0	—	—
CoBank, ACB	April 1, 2009	10.0	—	—
Commodity Financing Facilities:
Harris, N.A.	February 28, 2009	5.0	—	—
Deere Credit, Inc.	April 1, 2009	50.0	5,786	5,192
CoBank, ACB	February 1, 2009	100.0	9,358	22,010
Fortis Capital Corp.	Demand	20.0	2,123	—
Bank of Tokyo-Mitsubishi UFJ, Ltd	Demand	10.0	—	—
Other borrowings:
Del Mar Onshore Partners, L.P. (1)			—	5,000
Subordinated debt:
Syndicate of lenders	July 22, 2010	55.0	15,000	15,000
Subordinated debt	January 31, 2009 and June 30, 2009	1.0	1,000	1,000

Total notes payable and subordinated debt			$33,267	$48,202

(1)	The Company ceased construction and development of Green Diesel’s biodiesel facility during fiscal 2008. On October 8, 2008, the Company completed a sale of its ownership interest in Green Diesel. In conjunction with the sale, the $5.0 million outstanding loan payable to Del Mar Onshore Partners, L.P. was retained by Green Diesel, without recourse to the Company.

Our credit facilities include financial covenants, and we were in compliance with all debt covenants as of November 30, 2008.

8. REPURCHASE OBLIGATION

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

Since FCStone Merchant Services is obligated to provide commodities back to its customer, as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. All realized and unrealized gains and losses are recorded in consolidated statements of operations, as a component of interest expense. The Company had a repurchase obligation of $13.5 million at November 30, 2008 and $47.4 million at August 31, 2008. Under the repurchase obligation at November 30, 2008, the Company is required to deliver 4.1 million bushels of corn to its customers at a future date in accordance with the repurchase agreement. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in the consolidated statements of operations, as a component of interest expense.

9. PENSION PLANS

The Company has noncontributory retirement plans, which are defined benefit plans that cover certain employees. The plans have been closed to new employees subsequent to April 1, 2006, and effective September 1, 2008 benefit accruals were frozen and no additional benefits will be accrued for active participants under the plan. Due to the significant disruptions in the financial markets subsequent to August 31, 2008, the value of the plans’ net assets have been negatively impacted. As a result, actual plan asset returns will likely be lower than our expected returns, which could result in additional plan contributions.

Net periodic pension cost for the three months ended November 30, 2008 and 2007 for the defined benefit plans consists of the following components:

	Three Months Ended November 30,
	2008	2007
	(in thousands)
Service cost	$—	$534
Interest cost	524	490
Less expected return on plan assets	(409)	(505)
Net amortization and deferral	136	142

Net periodic pension cost	$251	$661

10. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (EPS) has been presented in the accompanying consolidated statements of operations. Basic earnings per share excludes dilution and was computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share was calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and restricted, or non-vested stock, using the treasury stock method. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share.

The reconciliation of basic net income per common share to diluted net income per common share is shown in the following table for the three months ended November 30, 2008 and 2007:

	Three Months Ended November 30, 2008		Three Months Ended November 30, 2007
	Basic	Diluted	Basic	Diluted
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$(2,845)	$(2,845)	$13,130	$13,130
Loss from discontinued operations	(131)	(131)	(45)	(45)

Net income (loss)	$(2,976)	$(2,976)	$13,085	$13,085

Weighted average common shares outstanding on stock	27,913	27,913	27,421	27,421
Dilutive effect of stock options and restricted stock	—	—	—	1,355

Weighted average shares outstanding	27,913	27,913	27,421	28,776

Earnings (loss) per share:
Continuing operations	$(0.10)	$(0.10)	$0.48	$0.45
Discontinued operations	(0.01)	(0.01)	—	—

Net income (loss)	$(0.11)	$(0.11)	$0. 48	$0.45

Anti-dilutive shares excluded from calculation	—	2,340	—	—

11. STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity for the three months ended November 30, 2008, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands, except per share and term amounts)
Outstanding at August 31, 2008	2,330	$10.36
Granted	—	—
Exercised	(3)	5.50
Forfeited or expired	—	—

Outstanding at November 30, 2008	2,327	$10.37	7.89	$—

Exercisable at November 30, 2008	1,428	$6.82	7.63	$—

A summary of the stock options exercised is as follows:

	Three Months Ended November 30,
	(in thousands)
	2008	2007
Total cash received	$14	$217
Excess income tax benefits	$14	$501
Intrinsic value on date of exercise	$35	$1,354
The activity of non-vested shares for the three months ended November 30, 2008 is as follows (shares in thousands):
	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2008	900	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at November 30, 2008	900	$5.91

At November 30, 2008, there was $4.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The activity of restricted shares for the three months ended November 30, 2008 is as follows (shares in thousands):

	Shares	Average Grant- Date Fair Value
Restricted at August 31, 2008	12	$47.54
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted at November 30, 2008	12	$47.54

At November 30, 2008, there was $61,000 in unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

12. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the three months ended November 30, 2008, are as follows (in thousands):

	Common Stock	Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at August 31, 2008	$108,016	$10,777	$(2,185)	$(1,632)	$112,582	$227,558
Net loss	—	—	—	—	(2,976)	(2,976)
Less: reclassification adjustment for gains included in net income	—	—	—	(2,946)	—	(2,946)
Amortization of pension loss, net of tax	—	—	—	82	—	82

Total comprehensive loss	—	—	—	—	—	(5,840)

Proceeds from stock option exercises	14	—	—	—	—	14
Excess tax benefit on stock options exercised	—	14	—	—	—	14
Stock-based compensation		468	—	—	—	468

Balance at November 30, 2008	$108,030	$11,259	$(2,185)	$(4,496)	$109,606	$222,214

13. ADJUSTED NET CAPITAL REQUIREMENTS

Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone’s adjusted net capital and minimum net capital requirement at November 30, 2008 and August 31, 2008 were as follows:

	November 30, 2008	August 31, 2008
	(in thousands)
Adjusted net capital	$89,964	$97,334
Minimum net capital requirement	47,323	67,714

14. DISPOSITION OF DISCONTINUED OPERATIONS

On October 8, 2008, the Company completed a non-cash sale of its ownership interest in Green Diesel for an amount equal to the liabilities retained by the buyer. The Company recorded an additional $0.1 million in loss on discontinued operations, net of tax, during the current quarter through its disposition. The Company does not anticipate any further loss related to this discontinued operation. In accordance with the terms of the disposition, the $5.0 million outstanding loan payable was retained by Green Diesel, without recourse to the Company. The Company recorded a pre-tax loss of $1.1 million in the fourth quarter of fiscal 2008 to reduce the value of assets held for sale related to this operation.

15. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes C&RM, CES, and Financial Services. The C&RM segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through over-the-counter markets. The CES segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of development expenses and income from investments in other companies accounted for using the equity method, and overall corporate-level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. In fiscal 2008, the Company discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. The remaining 25% equity interest in FGDI is included in the Corporate and Other segment.

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

The following table presents the significant items by operating segment for the results of operations for the three months ended November 30, 2008, and 2007, respectively, and the balance sheet data as of those dates (in thousands):

	Commodity & Risk Management Services	Clearing & Execution Services	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
Three Months Ended November 30, 2008
Total revenues	$37,976	$44,426	$1,114	$2,367	$(331)	$85,552
Interest revenue	3,446	9,106	976	39	—	13,567
Interest expense	248	459	672	—	(13)	1,366
Income (loss) before minority interest and income taxes	4,621	(7,559)	60	(1,938)	—	(4,816)
Total assets	1,271,859	719,500	37,173	34,810	(9,693)	2,053,649

Three Months Ended November 30, 2007
Total revenues	$37,276	$33,038	$1,964	$1,707	$(351)	$73,634
Interest revenue	6,116	5,370	1,582	394	(81)	13,381
Interest expense	3	21	1,260	—	(104)	1,180
Income (loss) before minority interest and income taxes	17,163	5,156	56	(1,263)	—	21,112
Total assets	945,657	643,297	112,834	64,748	(17,230)	1,749,306

16. COMMITMENTS AND CONTINGENCIES

Securities Litigation

The Company and certain of our officers have been named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. The action, which purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and July 9, 2008, seeks to hold defendants liable under §§ 10b and 20(a) of the Securities Exchange Act of 1934 for alleged false statements and failure to sufficiently disclose adverse facts relating to an interest rate hedge, our bad debt reserve and our internal controls; and alleged trading by certain officers while in possession of material, nonpublic information. The litigation is in its early stages, and we believe we have meritorious defenses.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain officers and directors on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The litigation is in its early stages, and the Company believes it has meritorious defenses.

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone LLC and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. The case is in its very earliest stages; the court has not made any substantive rulings, discovery has not commenced and no trial date has been set. However, FCStone LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

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

We are currently unable to predict the outcome of the claims discussed and believe their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the status and results of the claims and assess the need for future accruals.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments in the normal course of its business. These instruments are primarily the execution of orders for commodity futures, options, and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. The Company attempts to address the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require customers to deposit additional collateral or reduce positions when necessary or advisable. The Company also establishes credit limits for customers which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to risk. The Company attempts to address these risks by assessing the credit worthiness of each counterparty, establishing limits, and monitoring compliance on a daily basis. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduces the exposure to the Company. FCStone is also a party to guarantees of performance, by a third party, of ethanol marketing agreements with certain risk management customers.

18. SUBSEQUENT EVENTS

On December 12, 2008, Agora-X, LLC (“Agora-X”), a majority-owned affiliate, launched an electronic communications network that enables institutional clients to negotiate over-the-counter transactions in commodity and derivative contracts. Additionally, on December 17, 2008, The NASDAQ OMX Group (“NASDAQ OMX”) completed its $7.5 million equity investment in Agora-X, for an aggregate 20 percent ownership interest. Subsequent to the transaction, the Company maintains an 80% ownership interest in Agora-X. In connection with the completion of its initial investment, Agora-X issued NASDAQ OMX a warrant, exercisable on or before May 1, 2009, to acquire up to an additional 20 percent interest in Agora-X represented by preferred membership units in exchange for additional consideration of $7.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate an independent clearing and execution platform for exchange-traded futures and options contracts. During the last twelve months, we have served more than 8,000 customers and transacted more than 98.0 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. We also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

We currently operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services (“CES”) and Financial Services. We also report a Corporate and Other segment, which contains corporate investment income and direct corporate expenses, development expenses and income from equity investments not directly attributable to our operating segments. Agora-X is a startup subsidiary formed to develop an electronic communications network for OTC commodity contracts.

Historically, our profitability has primarily been driven by the C&RM and CES segments of our business. In the three months ended November 30, 2008, the C&RM segment experienced a significant decline in income before minority interest and income taxes, and the CES segment experienced a significant loss before minority interest and income taxes, both primarily due to specific customer account deficits. For the three months ended November 30, 2008, we recorded a provision for bad debts of $25.7 million, comprised of increases to the allowance for doubtful accounts, net of expected recoveries, resulting primarily from three specific customer deficit accounts in the CES and C&RM segments. The customer account deficits relate primarily to a significant energy trading account in the CES segment, and to a lesser extent, a renewable fuels account and a foreign exchange account within the C&RM segment. For the three months ended November 30, 2007, the provision for bad debts totaled $0.1 million.

It is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below. The following table sets forth for each segment the income (loss) before minority interest and income tax expense for each of the three months ended November 30, 2008 and 2007.

	Three Months Ended November 30,
	2008	2007
	(in thousands)
Commodity and Risk Management Services	$4,621	$17,163
Clearing and Execution Services	(7,559)	5,156
Financial Services	60	56
Corporate and Other	(1,938)	(1,263)

Income (loss) before minority interest and income taxes	$(4,816)	$21,112

Statement of Operations

Revenues

Our revenues are comprised of: (1) commissions and clearing fees, (2) risk management service, consulting and related brokerage fees, (3) interest income and (4) other revenues.

Commissions and clearing fees. Commissions and clearing fees represent revenues generated from exchange-traded and foreign exchange (“Forex”) transactions that we execute or clear in our C&RM and CES segments. Commissions and clearing fee revenue is a product of the number of transactions we process for our customers and the rate charged on those transactions. The rate that we charge our customers varies by type of customer, type of transaction and a customer’s volume of trading activity.

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenue generated in the C&RM segment. Service revenues are monthly fees charged to Integrated Risk Management Program customers for customized risk management consulting services. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. Brokerage fees are generated from OTC derivative trades and Forex trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. When transacting OTC and Forex contracts with our customers, we will generally offset the customers’ transaction simultaneously with one of our trading counterparties. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on an exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.

Interest income. Interest income is primarily driven by the level of customer segregated assets deposited with us and the level of short-term interest rates. The level of customer segregated assets deposited with us is directly related to transaction volume and open contract interest of our customers. The majority of the interest we earn relates to client balances held with us on deposit to satisfy margin requirements, on which we may return a portion of the interest to our customers. We report interest revenues net of interest returned to customers. Additionally, we earn interest from our internally-generated cash balances invested in short-term marketable securities, and also from financing fees related to commodity inventory repurchase programs within our Financial Services segment.

Other revenue. Other revenue represents various ancillary revenue streams, including transportation related income, profit-share arrangements and patronage income in our Financial Services segment, dividend income and income from equity investments and non-recurring items. Historically, income from non-recurring items have included gains on the sale of exchange stock and exchange seats, special dividends and litigation settlements, and can vary significantly from period-to-period.

Costs and Expenses

Employee compensation and commissions. Employee compensation and commissions consists of salaries, incentive compensation and commissions and is one of our primary operating expenses. We classify employees as either risk management consultants or salaried and support personnel, which includes our executive officers. The most significant component of our compensation expense is the employment of our risk management consultants, who are compensated with commissions based on the revenues their customers generate. Accordingly, our commission expense component is variable and is dependent on our commission revenue and service, consulting and brokerage fee revenue.

Pit brokerage and clearing fees. Pit brokerage and clearing fees relate directly to expenses for exchange-traded futures and options clearing and settlement services, including fees we pay to the exchanges and the floor pit brokers. These fees are variable and fluctuate based on transaction volume. Clearing fees are passed on to our customers and presented gross in the consolidated statements of operations under the Financial Accounting Standards Board (“FASB”) Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (as Amended), as there is no right of offset.

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

Employee benefits and payroll taxes. Employee benefits and payroll taxes expense consist primarily of employee health insurance, a defined benefit pension plan, two defined contribution plans (401(k) and ESOP), and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees. Effective September 1, 2008, all benefit accounts under our defined benefit pension plan were frozen. See Note 8 to the consolidated financial statements.

Interest expense. Interest expense consists of interest charged to us by our lenders on outstanding loans, lines of credit and letters of credit outstanding. Our interest expense depends on the amount of debt outstanding and the interest rate environment, with all of our credit lines bearing interest at variable rates. A significant portion of our interest expense arises from the grain inventory repurchase programs offered to customers within our Financial Services segment, and is economically offset with financing fees earned from the programs and presented as interest income.

Depreciation and amortization. Depreciation expense arises from the depreciation of equipment, furniture, software and leasehold improvements. Amortization arises from the amortization of intangible assets with determinable useful lives.

Provision for bad debts. The provision for bad debts consists of both losses on known defaults of customers and brokers, as well as a provision to the allowance for accounts that we believe may become uncollectible through our review of the daily account deficit reports, historical aging of our receivables and our monitoring of the financial strength of our customers, brokers and counterparties.

Other expenses. Other expenses consist primarily of office and equipment rent, communications, marketing information, travel, advertising, insurance, professional fees and other various expenses. Other expenses also include impairment losses. The majority of these expenses are relatively fixed in nature and do not necessarily vary directly with changes in revenue.

Minority interest. On March 3, 2008, the Company executed an agreement with NASDAQ OMX Group, Inc. (“NASDAQ”) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X. The NASDAQ’s initial interest associated with the preferred units is 13.3% ownership in Agora-X. During December 2008, NASDAQ contributed an additional $2.5 million of cash consideration for a total ownership interest of 20%.

Income tax expense (benefit). Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Loss from discontinued operations. The loss from discontinued operations is comprised of impairment losses from Green Diesel’s biodiesel development plant, operating losses from the discontinuance of its operations and costs incurred in disposition of the plant. We completed this disposition of this facility on October 8, 2008.

Non-GAAP Financial Measure

The body of U.S. generally accepted accounting principles is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted under applicable GAAP guidance. In this report on Form 10-Q, we disclose earnings before interest, taxes, depreciation and amortization and losses from discontinued operations, net of applicable taxes (“EBITDA”), which is a non-GAAP financial measure.

EBITDA consists of net income before interest expense, income tax expense, depreciation and amortization, impairment loss on goodwill and loss on discontinued operations, net of applicable taxes. We have included EBITDA in this report on Form 10-Q because our management uses it as an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. Our management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measure of net income and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, income tax expense, depreciation and amortization, impairment loss on goodwill and losses on discontinued operations, net of tax.

The following table reconciles EBITDA with our net income (loss).

	Three Months Ended November 30,
	2008	2007
	(in thousands)
Net income (loss)	$(2,976)	$13,085
Plus: interest expense	1,366	1,180
Plus: depreciation and amortization	603	356
Plus: income tax expense (benefit)	(1,850)	7,950
Plus: impairment loss on goodwill	1,174	—
Plus: loss on discontinued operations, net of tax	131	45

EBITDA	$(1,552)	$22,616

Results of Operations

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Executive Summary

We recorded a net loss of $3.0 million in the three months ended November 30, 2008, compared to net income of $13.1 million recorded for the three months ended November 30, 2007, a decrease in profitability of $16.1 million, or 122.7%. This decrease was primarily driven by the recognition of $25.7 million in bad debt provisions relating to three specific customer account deficits arising during the current quarter. Offsetting part of the bad debt provision was $6.4 million in non-recurring gains from the sale of exchange common stock and trading rights during the current quarter.

Excluding non-recurring gains from the sale of exchange stock during the three months ended November 30, 2008 and 2007, revenues increased $8.4 million, or 11.9% over the prior comparative quarter, despite lower exchange-traded and OTC contract trading volumes from customers within the agricultural and energy markets. During the period, exchange-traded contract volume decreased by 2.0 million contracts, or 8.6%, from 23.3 million in the three months ended November 30, 2007, to 21.3 million in the three months ended November 30, 2008. OTC contract trading volume decreased by 44,000 contracts, or 14.6%, from approximately 301,000 in the three months ended November 30, 2007, to approximately 257,000 in the three months ended November 30, 2008. The decrease in OTC contract trading volume was primarily due to the slow down in the renewable fuels industry and the Latin America/Brazilian businesses. In the CES segment, reduced trading among the high-volume, low-margin electronic trade customers resulted in a higher rate per trade during the current quarter compared to the prior comparative period. We have seen continued increases in pit brokerage and clearing fees in the clearing and execution services industry over the past twelve months, increasing both revenues and related expenses. Interest income remained consistent from period to period despite significant declines in short-term interest rates, primarily because of a large increase in interest-earning segregated assets in the CES segment as compared to the same period a year ago.

On October 8, 2008, we completed the sale of our ownership interest in Green Diesel, which included recognition of an additional $0.1 million in loss on discontinued operations, net of tax.

The following chart provides a comparison of revenues, costs and expenses, and net income for the periods:

	Three Months Ended November 30, 2008		Three Months Ended November 30, 2007		Variance
	In Thousands	% of Revenue	In Thousands	% of Revenue	In Thousands	% Change
Revenues:
Commissions and clearing fees	44,500	52.0%	39,382	53.5%	5,118	13.0%
Service, consulting and brokerage fees	19,541	22.8%	16,274	22.1%	3,267	20.1%
Interest	13,567	15.9%	13,381	18.2%	186	1.4%
Other	7,944	9.3%	4,597	6.2%	3,347	72.8%

	85,552	100.0%	73,634	100.0%	11,918	16.2%

Costs and expenses:
Employee compensation and broker commissions	15,370	18.0%	13,248	18.0%	2,122	16.0%
Pit brokerage and clearing fees	27,400	32.0%	20,785	28.2%	6,615	31.8%
Introducing broker commissions	7,442	8.7%	7,328	9.9%	114	1.6%
Employee benefits and payroll taxes	1,834	2.1%	3,017	4.1%	(1,183)	(39.2)%
Interest expense	1,366	1.6%	1,180	1.6%	186	15.8%
Depreciation and amortization	603	0.7%	356	0.5%	247	69.4%
Provision for bad debts	25,733	30.1%	75	0.1%	25,658	N/M
Impairment loss on goodwill	1,174	1.4%	—	—%	1,174	N/M
Other expenses	9,446	11.0%	6,533	8.9%	2,913	44.6%

	90,368	105.6%	52,522	71.3%	37,846	72.1%

Income before income tax expense and minority interest	(4,816)	(5.6)%	21,112	28.7%	(25,928)	(122.8)%
Minority interest	(121)	(0.1)%	32	0.1%	(153)	N/M

Income after minority interest and before income tax expense	(4,695)	(5.5)%	21,080	28.6%	(25,775)	(122.3)%
Income tax expense (benefit)	(1,850)	(2.2)%	7,950	10.8%	(9,800)	(123.3)%

Net income from continuing operations	(2,845)	(3.3)%	13,130	17.8%	(15,975)	(121.7)%
Loss from discontinued operations, net of tax	(131)	(0.2)%	(45)	0.0%	(86)	191.1%

Net income (loss)	$(2,976)	(3.5)%	$13,085	17.8%	$(16,061)	(122.7)%

N/M – Percentage is significantly in excess of 100% and is not meaningful.

Commissions and Clearing Fees. Commissions and clearing fees increased $5.1 million, or 13.0%, from $39.4 million in the three months ended November 30, 2007, to $44.5 million in the three months ended November 30, 2008. The increase primarily resulted from an increase in exchange-contract volume in the C&RM segment and increased revenues per trade in the CES segment. We also continue to see increases in pit brokerage and clearing fees in the clearing and execution services industry over the past twelve months, increasing both revenues and related expenses. Overall exchange-traded total volume decreased by 2.0 million contracts, or 8.6%, from 23.3 million contracts in the three months ended November 30, 2007, to 21.3 million contracts in the three months ended November 30, 2008. The overall decrease was primarily a result of reduced trading among the high-volume, low-margin electronic trade customers in the CES segment, and as a result, our rate realized per trade increased during the current quarter. Additionally, Forex trades increased and provided approximately $0.4 million of increased commissions and fees over the prior comparable period. See “Operations by Segment” for further discussion of revenue and contract volumes.

The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and CES segments for the three months ended November 30, 2008 and 2007.

	Three Months Ended November 30,
	2008	2007
	($ in thousands)
Commissions and clearing fees – Exchange trades	$42,815	$38,114
Commissions and clearing fees – Forex trades	1,685	1,268

Total commissions and clearing fees	$44,500	$39,382

Exchange contract trade volume (in millions)	21.3	23.3

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees increased $3.2 million, or 20.1%, from $16.3 million in the three months ended November 30, 2007, to $19.5 million in the three months ended November 30, 2008. This increase was primarily due to added revenues from the Forex trade desk and increased consultative services. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature are conducted to facilitate the most effective transaction for our customer. OTC brokerage remained relatively constant, despite a decrease in OTC contract volume, as volume decreased 44,099 contracts, or 14.6%, in the three months ended November 30, 2008, compared to the three months ended November 30, 2007. The decrease in OTC volume is primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers. The overall OTC rate per contract increased as a result of the change in mix of various OTC products traded.

The following table sets forth our OTC contract volume for the three months ended November 30, 2008 and 2007.

	Three Months Ended November 30,
	2008	2007
OTC contract volume	257,159	301,258

Interest Income. Interest income increased $0.2 million, or 1.4%, from $13.4 million in the three months ended November 30, 2007, to $13.6 million in the three months ended November 30, 2008. The increase in interest income was due primarily to the large increase in interest-earning segregated assets in the CES segment, despite the significant decrease in short-term interest rates. In addition to our investments in U.S. government securities and federal agency obligations, we also invest in money market funds, which return historically higher yields when compared to the 90-day Treasury bill.

The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the three months ended November 30, 2008 and 2007.

	Three Months Ended November 30,
	2008	2007
	($ in thousands)
Customer segregated assets, end of period	$1,084,280	$1,079,235
90-day Treasury bill average rates for period	0.63%	3.95%

Other Revenues. Other revenues increased by $3.3 million from $4.6 million in the three months ended November 30, 2007, to $7.9 million in the three months ended November 30, 2008. Other revenue included gains on the sale of excess exchange stock and trading rights of $6.4 million and $2.9 million in the three months ended November 2008 and 2007, respectively. Additionally, other revenue includes the income from equity investments, mainly resulting from our equity interest in FGDI, LLC, which was $0.7 million and $1.3 million in the three months ended November 30, 2008 and 2007, respectively.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions increased $2.1 million, or 16.0%, from $13.3 million in the three months ended November 30, 2007, to $15.4 million in the three months ended November 30, 2008. The expense increase was primarily a result of volume-related increased broker commissions driven by higher Forex commission and trade-desk revenues in the C&RM segment. Additionally, we have added personnel in the compliance and information technology functions.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $6.6 million, or 31.8% from $20.8 million in the three months ended November 30, 2007, to $27.4 million in the three months ended November 30, 2008, despite the decreased volume of exchange-traded contracts. This increase is primarily related to the continued increases in pit brokerage and clearing fees from the futures exchange over the past twelve months, increasing both revenues and related expenses.

Introducing Broker Commissions. Introducing broker commissions increased $0.1 million, or 1.6%, from $7.3 million in the three months ended November 30, 2007, to $7.4 million in the three months ended November 30, 2008. The slight increase was primarily due to increased contract trading volumes from customers introduced by our introducing brokers in the C&RM segment, offset by a decrease in contract trading volumes in the CES segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes decreased $1.2 million, or 39.2%, from $3.0 million in the three months ended November 30, 2007, to $1.8 million in the three months ended November 30, 2008. This decrease was primarily related to the savings impact of the freeze in benefits under the defined benefit pension plan and implementation of a profit sharing plan related to the Brazilian operations, offset by costs related to the increased employee compensation and broker commissions.

Interest. Interest expense increased $0.2 million, or 15.8%, from $1.2 million in the three months ended November 30, 2007, to $1.4 million in the three months ended November 30, 2008. The increase is primarily a result of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended November 30, 2007. Offsetting the increase in interest expense in the C&RM and CES segments was a $0.6 million decrease in interest expense associated with the commodity financing programs, due primarily to decreased activity in the utilization of our commodity inventory financing programs during the current quarter, and lower short-term rates.

Provision for Bad Debts. Provision for bad debts increased $25.6 million, from $0.1 million in the three months ended November 30, 2007, to $25.7 million in the three months ended November 30, 2008. This increase is primarily from three specific customer deficit accounts in the CES and C&RM segments. The customer account deficits relate primarily to a significant energy trading account in the CES segment, and to a lesser extent, a renewable fuels account and a foreign exchange account in the C&RM segment. The renewable fuels account and the foreign exchange account have been totally liquidated and promissory notes have been signed by the customers totaling $5.0 million in favor of FCStone. In the case of the energy trading account, we are in control of the orderly liquidation of the account and have taken specific steps intended to reduce the market risk associated with the trading position of the energy account. Although this liquidation process may take several months, we believe this approach will permit us to maximize the remaining value of the account.

Impairment Loss on Goodwill. An impairment loss on goodwill of $1.2 million was recorded during the three months ended November 30, 2008. At the end of the first quarter of fiscal 2009, due to present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of our goodwill, resulting in the write-off of all the previously recorded goodwill in the CES and C&RM segments. There was no impairment loss recorded during the three months ended November 30, 2007.

Other Expenses. Other expenses increased $2.9 million, or 44.6% from $6.5 million in the three months ended November 30, 2007, to $9.4 million in the three months ended November 30, 2008, primarily due to a $0.9 million increase in office, equipment and facilities rent and expenses, a $0.7 million increase in professional fees, $0.4 million in dues and fees and $0.2 million in insurance costs.

Income Tax Expense. We recorded an income tax benefit of $1.9 million during the three months ended November 30, 2008. Our provision for income taxes was $8.0 million in the three months ended November 30, 2007. The decrease was due primarily to the recorded net loss for the current period. Our effective income tax rate was 39.4% in the three months ended November 30, 2008, compared to 37.6% for the three months ended November 30, 2007. The increase in the effective tax rate is primarily due to an increase in state tax rates subsequent to the sale of our majority interest in FGDI. The elimination of FGDI’s grain sales from our consolidated revenues affected our apportionment calculations and increased state tax apportionment factors.

Operations by Segment

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007.

Our reportable operating segments consist of C&RM, CES and Financial Services. Direct corporate revenues and expenses and equity earnings from equity affiliates that are not identified with one of our three operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interest and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the consolidated statements of operations is included in Note 15 to the consolidated financial statements.

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

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from four primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts and Forex trades, (2) brokerage fees from OTC transactions, (3) interest income, net of interest returned to customers, derived from both investable exchange customer segregated asset balances and OTC customer margin assets, as well as from our proprietary excess funds, and (4) risk management service and consulting fees. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. The principal factors that affect our financial performance in this segment include:

•	customer and counterparty creditworthiness and liquidity,

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended November 30,
	2008	2007
	(in thousands)
Revenues:
Commissions and clearing fees	14,496	11,897
Service, consulting and brokerage fees	19,585	16,350
Interest	3,446	6,116
Other	449	2,913

	37,976	37,276
Costs and expenses:
Expenses (excluding interest expense)	33,107	20,110
Interest expense	248	3

Total costs and expenses	33,355	20,113

Segment income before minority interest and income taxes	$4,621	$17,163

Commissions and clearing fee revenues increased $2.6 million, or 21.8%, from $11.9 million in the three months ended November 30, 2007, to $14.5 million in the three months ended November 30, 2008. This increase in commissions and clearing fees was primarily due to a 0.1 million contract, or 22.5%, increase in trading volume for exchange-traded contracts, from 0.7 million contracts in the three months ended November 30, 2007, to 0.8 million contracts in the three months ended November 30, 2008, offset by a decline in the average rate per trade. Additionally, the increase includes incremental revenues from our acquisitions, which were completed in the second quarter of fiscal 2008. Increased Forex activity provided a $0.4 million increase in commissions during the current quarter.

Service, consulting and brokerage fees increased $3.2 million, or 19.5%, from $16.4 million in the three months ended November 30, 2007, to $19.6 million in the three months ended November 30, 2008. This increase was primarily due to added revenues from the Forex trade desk and increased consultative services. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature and are conducted to facilitate the most effective transaction for our customer. OTC brokerage remained relatively constant, despite a decrease in OTC contract volume, as volume decreased 44,099 contracts, or 14.6%, in the three months ended November 30, 2008, compared to the three months ended November 30, 2007. The decrease in OTC volume is primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers. The overall OTC rate per contract increased as a result of the change in mix of various OTC products traded.

Interest income decreased $2.7 million, or 44.3%, from $6.1 million in the three months ended November 30, 2007, to $3.4 million in the three months ended November 30, 2008, which was due primarily to the significant decline in short-term interest rates, despite an increase in investable customer segregated and OTC deposits.

Other income decreased $2.5 million from $2.9 million in the three months ended November 30, 2007 to $0.4 million in the three months ended November 30, 2008. Other income for the three months ended November 30, 2008 related to ancillary revenues streams while other revenues for the three months ended November 30, 2007 included $2.9 million in gains from the sale of excess exchange stock and trading rights.

Costs and expenses, excluding interest expense, increased $13.0 million, or 64.7%, from $20.1 million in the three months ended November 30, 2007, to $33.1 million in the three months ended November 30, 2008. The increase in costs and expenses are primarily related to the following fluctuations. Provision for bad debts increased $5.5 million primarily as a result of the increase in the allowance for doubtful accounts related to a renewable fuels account deficit and a foreign exchange account deficit. Pit brokerage and clearing fees increased $2.1 million, primarily related to increased exchange contract volume and exchange rates. Introducing broker commissions increased $0.7 million, driven by a strong increase in introducing broker contract volume during the period. Employee compensation and broker commissions and related benefits increased $1.7 million, primarily related to increased commission expense and incremental salaries attributable to the acquisitions completed in the second quarter of fiscal 2008 and the addition of additional compliance and information technology support personnel. Depreciation and amortization increased $0.3 million, primarily a result of amortization of intangible assets with determinable lives, acquired as part of the previously mentioned acquisitions. Finally, other expenses increased $2.7 million, including a $0.3 million impairment of goodwill, $0.3 million of research and development costs relating to technological product development in the renewable fuels industry and increases in professional fees, facilities and equipment rent and expenses, communication and information and insurance costs.

Interest expense increased $0.2 million primarily related to the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008. Additionally, we incurred interest expense on occasional day-to-day draw-downs on the margin facility.

Clearing and Execution Services

The CES segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. The principal factors that affect our financial performance in this segment include:

•	customer creditworthiness and liquidity,

•	the level of volatility in commodity prices, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides the financial performance for this segment.

	Three Months Ended November 30,
	2008	2007
	(in thousands)
Revenues:
Commissions and clearing fees	30,290	27,668
Service, consulting and brokerage fees	—	—
Interest	9,106	5,370
Other	5,030	—

	44,426	33,038
Costs and expenses:
Expenses (excluding interest expense)	51,526	27,861
Interest expense	459	21

Total costs and expenses	51,985	27,882

Segment income (loss) before minority interest and income taxes	$(7,559)	$5,156

Commissions and clearing fees increased $2.6 million, or 9.4%, from $27.7 million in the three months ended November 30, 2007, to $30.3 million in the three months ended November 30, 2008. This increase was primarily as a result of the continuation of the rise in clearing fee rates over the past twelve months and a shift in customer trading activity, as the average rate received per contract increased significantly over the prior period, despite a decrease in trading volume. Exchange contract trading volume decreased 2.1 million contracts, or 9.3%, from 22.6 million contracts in the three months ended November 30, 2007, to 20.5 million contracts in the three months ended November 30, 2008. This decrease in exchange-traded contracts was primarily related to a reduction in the high-volume, low-margin electronic trades.

Interest income increased $3.7 million, or 68.5%, from $5.4 million in the three months ended November 30, 2007, to $9.1 million in the three months ended November 30, 2008, primarily due to significant growth of investable customer segregated funds over the prior comparable period, offset by significantly lower short-term interest rates.

Other revenue included $4.9 million in gains on the sale of excess exchange stock and trading rights. As a result of the merger between the CME Group, Inc. and the New York Mercantile Exchange, there was a reduction in exchange firm requirements for clearing/equity members, which resulted in excess shares of exchange stock.

Costs and expenses, excluding interest expense, increased $23.6 million, or 84.6%, from $27.9 million in the three months ended November 30, 2007, to $51.5 million in the three months ended November 30, 2008. The increase in costs and expenses are primarily related to the following fluctuations. Provision for bad debts increased $19.9 million primarily as a result of the increase in the allowance for doubtful accounts related a specific energy account deficit. Pit brokerage and clearing fees increased $4.5 million, despite decreased exchange contract volume, primarily as a result of the continuation of the rise in the exchanges’ clearing fee rates over the past twelve months. Introducing broker commissions decreased $0.7 million, primarily related to the decrease in contract volume during the period. Employee compensation and related benefits decreased $1.2 million, primarily related to decreased incentive compensation as a result of the segment’s operating loss. Additionally, other expenses increased $1.3 million, including a $0.9 million impairment of goodwill and an increase in data processing costs, related to the on-going shift to electronic trading, of $0.2 million.

Interest expense increased $0.4 million in the three months ended November 30, 2008, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended November 30, 2007.

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

In this segment, we generate revenues from two primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers and (2) revenues from profit-share arrangements where we act as an agent in the transaction trades. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted share of the profit. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. While not a primary source of revenue or profit, this segment serves as a facilitation for C&RM customers, enabling us to provide additional value-added services to our customers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides the financial performance of this segment.

	Three Months Ended November 30,
	2008	2007
	(in thousands)
Revenues:
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	976	1,582
Other	138	382

	1,114	1,964
Costs and expenses:
Expenses (excluding interest expense)	382	648
Interest expense	672	1,260

Total costs and expenses	1,054	1,908

Segment income before minority interest and income taxes	$60	$56

Interest income decreased $0.6 million, or 37.5%, from $1.6 million in the three months ended November 30, 2007, to $1.0 million in the three months ended November 30, 2008. This decrease resulted from decreased activity in the commodity inventory financing program, affected by lower grain prices and the downturn in the overall credit environment. Additionally, the interest charged in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Other income, primarily comprised of railcar sublease income, decreased $0.3 million from $0.4 million in the three months ended November 30, 2007, to $0.1 million in the three months ended November 30, 2008, primarily due to the discontinuation of a railcar subleasing program during the first quarter of fiscal 2009.

Costs and expenses, excluding interest expense, decreased $0.3 million from $0.7 million in the three months ended November 30, 2007, to $0.4 million in the three months ended November 30, 2008, primarily due to the decrease in leasing fees related to the railcar subleasing program that was discontinued during the first quarter of fiscal 2009.

Interest expense decreased $0.6 million, or 46.2%, from $1.3 million in the three months ended November 30, 2007, to $0.7 million in the three months ended November 30, 2008. The decrease in interest expense resulted from the decreased activity in the commodity inventory financing program, as we borrow on specific credit lines related to these programs for funding. Additionally, the interest costs in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Corporate and Other

The Corporate and Other segment consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, and general insurance. Additionally, expenses incurred in the ongoing development of Agora-X, a startup subsidiary which has developed an electronic communications network for OTC commodity contracts, are reported within the Corporate and Other segment.

The Corporate and Other segment generated $2.4 million in revenue during the three months ended November 30, 2008, including $1.6 million in gains on the sale of excess exchange stock and $0.7 million from the equity interest in the earnings of FGDI. Revenues generated in the Corporate and Other segment for the three months ended November 30, 2007 were $1.7 million, and included $1.3 million from the equity interest in the earnings of FGDI.

In the three months ended November 30, 2008, costs and expenses in the Corporate and Other segment totaled $4.3 million and included $0.9 million of expenses incurred related to Agora-X. In the three months ended November 30, 2007, costs and expenses in the Corporate and Other segment totaled $3.0 million and included $0.3 million of expenses incurred related to Agora-X. The increase in expenses consist primarily of increases in professional fees, printing and compliance filing fees and insurance costs.

Liquidity and Capital Resources

Overview

Liquidity is of critical importance to us and imperative to our normal operations on a daily basis. We have responsibilities to meet margin calls at all exchanges on a daily basis, if necessary. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. During the fourth quarter of fiscal 2008, we increased our line of credit availability for margin calls by $100.0 million to $270.0 million, and believe through the available capacity under our revolving credit facilities, projected operating cash flows and our remaining balance of available cash and temporary cash investments, we can continue to support additional growth in each segment of our operations. We continuously monitor our liquidity position and evaluate the availability of credit and capital markets. During the fourth quarter of fiscal 2008, we also increased our subordinated debt facilities by $40.0 million to $56.0 million. As of November 30, 2008, $16.0 million of this available subordinated debt funding has been drawn and is being utilized.

Customer and Counterparty Credit and Liquidity Risk

Our operations expose us to credit risk of default of our customers and counterparties. The risk includes liquidity risk to the extent our customers or counterparties are unable to make timely payment of margin or other credit support. These risks expose us indirectly to the financing and liquidity risks of our customers and counterparties, including the risks that our customers and counterparties may not be able to finance their operations. Throughout the agriculture and energy industries, continued volatility in commodity prices has required increased lines of credit, and placed a strain on working capital debt facilities, leveraging our customers to unprecedented levels in order for them to continue to carry inventory and properly execute hedging strategies. Recent volatility in the financial markets has tightened credit further, and increased the difficulty in obtaining financing.

As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, which exposes us to significant credit risk. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Our clients are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.

With over-the-counter derivative transactions, we act as a principal, which exposes us to the credit risk of both our customers and the counterparties with which we offset our customer positions. As with exchange-traded transactions, our over-the-counter transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. Over-the-counter customers are required to post sufficient collateral to meet margin requirements based on Value at Risk models as well as variation margin requirement based on the price movement of the commodity in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.

In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark to market our positions held with each counterparty on a daily basis. We carry trade credit insurance in amount in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

During the three months ended November 30, 2008, we recorded a pre-tax bad debt provision of $25.7 million in connection with losses by three domestic accounts for which we serve as the clearing firm or counterparty. These losses relate primarily to a significant energy trading account, and to a lesser extent, a renewable fuels account and a foreign exchange account. As part of our business, we clear transactions for third parties in the exchange-traded and OTC markets. We are responsible for ensuring performance by the third party, which exposes us to the risk of default by such third party. As a clearing member, we must settle at the clearinghouse any shortfall resulting from these transactions. We believe the pre-tax debt provision provides a reasonable estimate of the shortfall for which we are currently responsible as it related to this third party account. The renewable fuels account and the foreign exchange account have been totally liquidated and promissory notes have been signed by the customers totaling $6.9 million in favor of FCStone.

In the case of the energy trading account, we are in control of the orderly liquidation of the account and have taken specific steps intended to reduce the market risk associated with the trading position of the energy account. Although this liquidation process may take several months, we believe this approach will permit us to maximize the remaining value of the account. To determine the bad debt provision for this energy account, we have estimated the ultimate shortfall of the account utilizing our internal experts and the assistance of a third party consulting and accounting firm. However, because of the large number of contracts included in the energy account, market conditions and the position’s long-tenured settlement dates extending over the next few quarters, there can be no assurances that we will not have to make significant adjustments to the estimate in future periods. This account was managed under a profit sharing arrangement with the account’s introducing broker. Under our agreement with the introducing broker for this account, the introducing broker is responsible for 50% of any losses, including losses resulting from a debit balance in a customer account. We have received a promissory note in the amount of $10.0 million signed by the introducing broker. Pursuant to this note, we will receive the earnings of the introducing broker under our 50% profit sharing arrangement involving the introducing broker’s accounts. During the first quarter of fiscal 2009 we retained approximately $0.3 million from the introducing broker as a recovery amount. No assurances can be given as to the final losses of the energy account once fully liquidated or the amount and timing of recovery that may be obtained under the promissory note and profit sharing arrangement. While we plan to liquidate the energy account over the next several months, there can be no assurances given that any additional reduction in the value of the account will not necessitate an accelerated liquidation which could result in further significant losses.

Primary Sources and Uses of Cash

Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. We continue to utilize our credit facilities to fund our financing operations in the Financial Services segment. FCStone LLC, our Futures Commission Merchant, or FCM, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. Also, from time to time, FCStone LLC utilizes subordinated debt to increase its excess regulatory capital.

We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, and AA-rated money market investments.

Cash Flows

Unrestricted cash and cash equivalents consist of unrestricted cash and all money market accounts not pledged to an exchange. Changes to our unrestricted cash and cash equivalents balances are due to our operating, investing and financing activities discussed below.

The following table presents a summary of cash flows from operating activities, investing activities, financing activities and discontinued operations for the three months ended November 30, 2008, compared to the three months ended November 30, 2007.

	Three months ended November 30,
	2008	2007
	(in thousands)
Cash flows provided by (used in):
Operating activities	$(46,736)	$(38,829)
Investing activities	48,390	(65,174)
Financing activities	(43,400)	63,588
Discontinued operations	(1,907)	—

Net decrease in cash and cash equivalents—unrestricted	$(43,653)	$(40,415)

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

Cash used in operations was $46.7 million for the three months ended November 30, 2008, consisting of a net loss from continuing operations of $2.8 million increased by $14.7 million of non-cash items, and decreased by $58.6 million of cash utilized for working capital. This use of cash includes unrestricted cash transferred to segregated assets and may be pledged to the exchanges. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. The uses for working capital included an increase in net commodity accounts receivable/payable, marketable securities, customer segregated assets and counterparty deposits and customer advances of $109.9 million. The use of cash offsetting this increase is a decrease in open contracts receivable/payable of $73.1 million. Additionally, the uses for working capital included a decrease in other assets of $1.4 million, and a $10.1 million decrease in trade payables and advances and a $13.1 million decrease in accrued expenses.

Cash used in operations was $38.8 million for the three months ended November 30, 2007, which consisted of net income from continuing operations of $13.1 million decreased by $3.6 million of non-cash items, and decreased by $48.3 million of cash utilized for working capital. The uses for working capital included an increase in net commodity accounts receivable/payable, marketable securities and customer segregated assets of $33.9 million, of which $37.1 million related to cash, previously held at our OTC subsidiary, transferred to proprietary segregated funds as margin deposits to the futures exchange for offsetting customer positions. Additionally, the uses for working capital included an increase in counterparty deposits and accounts receivable of $51.5 million and an increase in open contracts receivable/payable, net of $7.6 million, relating to OTC contracts in the C&RM segment. Additionally, uses of working capital included financing $14.1 million of customer deliveries taken on the Chicago Board of Trade, offset by a $58.5 million increase in trade payables and advances.

Cash Flows from Investing Activities

Cash provided by investing activities was $48.4 million for the three months ended November 30, 2008, primarily consisting of $39.3 million of net collections on notes receivable related to the commodity inventory financing programs within the Financial Services segment, and proceeds of $9.7 million from the sale of excess exchange stock and trading rights. Activity in the commodity inventory financing programs decreased during the quarter primarily resulting from low grain prices and lower levels of grain inventory held by our customers. As a result, we collected funds as customers repurchased grain receipts.

Cash used in investing activities was $65.2 million for the three months ended November 30, 2007, primarily consisting of $67.0 million of issued notes receivable associated with the commodity inventory financing programs within the Financial Services segment, offset by proceeds of $3.4 million from the sale of excess exchange membership stock and trading rights.

Cash Flows from Financing Activities

Cash used in financing activities was $43.4 million for the three months ended November 30, 2008, primarily consisting of net payments on notes payable associated with the commodity inventory financing programs. Activity in the commodity inventory financing programs decreased during the quarter, resulting in our customers repurchasing grain receipts, and in-turn we paid down outstanding notes payable balances related to these lines of credit.

Cash provided by financing activities was $63.6 million for the three months ended November 30, 2007, primarily consisting of $62.9 million of net proceeds drawn on our credit facilities used to support the grain inventory financing programs.

Short-and Long-Term Debt

We believe we currently have adequate lines of credit available to meet the needs of our business. See “—Credit Facilities.” Certain of the credit facilities are used to a greater extent than others, and represent a significant portion of the proceeds drawn on our lines. Our Financial Services segment has total available lines of credit of $180 million available for its commodity financing programs, and also funds a repurchase program on a transaction-by-transaction basis with Standard Chartered Bank, London. These programs’ demand tends to fluctuate throughout the year. While usage corresponds to demand fluctuations, the lines are used continuously throughout the year at various levels.

Credit Facilities. We maintain a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at November 30, 2008	Amount Outstanding at November 30, 2008
			(in millions)
Syndicate of lenders(1)	July 22, 2009	Margin Calls	$250.0	$—
Syndicate of lenders(1)	July 22, 2010	Subordinated Debt for Regulatory Capital	55.0	15.0

Total Syndicate of lenders			305.0	15.0

CoBank, ACB	April 1, 2009	OTC Margin	10.0	—
CoBank, ACB	April 1, 2009	OTC Margin	10.0	—
CoBank, ACB	February 1, 2009	Repurchase Agreements	100.0	9.4

Total CoBank, ACB			120.0	9.4

Deere Credit, Inc.	April 1, 2009	Repurchase Agreements	50.0	5.8
Fortis Capital Corp.	Demand	Financial Services operations	20.0	2.1
Bank of Tokyo-Mitsubishi UFJ, Ltd.	Demand	Financial Services operations	10.0	—
Harris, N.A.	February 28, 2009	Grain Deliveries	5.0	—
Other Subordinated Debt	January 31, 2009 and June 30, 2009	Regulatory Capital	1.0	1.0

		Total	$511.0	$33.3

(1)	This represents syndicated credit facilities with a lending syndicate consisting of BMO Capital Markets, Bank of America, N.A., Deere Credit, Inc., and CoBank, ACB, on the margin line, and BMO Capital Markets, Bank of America, N.A. and Deere Credit, Inc. on the subordinated debt line.

At November 30, 2008, we had approximately $511.0 million available under current credit agreements. During fiscal 2009, $426 million of our available lines of credit will expire, including our $250 million margin call line of credit which expires on July 22, 2009. While there is no guarantee that we will be able to replace current credit agreements when they expire, based on our liquidity position and capital structure, we believe we will be able to do so. However, given the current turmoil in the credit markets, it is impossible to determine at this time the amount of credit that will be available to us, the applicable interest rates and other costs associated with borrowings and the extent of financial and other covenants applicable to the us and our operations.

All of our credit facilities include financial covenants and the failure to comply with any such covenants could result in the debt becoming payable on demand. We were in compliance with all debt covenants as of November 30, 2008.

We carry significant open futures positions on behalf of our customers in the C&RM and the CES segments of our business. The above lines of credit in place for margin calls are rarely used, but necessary to cover any abnormal commodity market fluctuations and the margin calls they may produce. With our own and customer funds on deposit and the available credit lines noted above, management believes we have adequate capital reserves to meet any foreseeable market fluctuations based upon current commodity market activities.

Other Capital Considerations

Our wholly-owned subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC’s adjusted net capital and minimum net capital requirements at November 30, 2008 were $89.8 million and $47.3 million, respectively.

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

Fair Value

The Company adopted the provisions of SFAS No. 157, with the exception of nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2, effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s financial assets and liabilities are primarily recorded at fair value.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Assets and liabilities utilizing Level 1 inputs include corporate equity, U.S. Treasury and money market securities. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certificates of deposit and . These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•

Level 3 — Valuations based on inputs that are unobservable and not corroborated by market data. The Company does not currently have any financial instruments utilizing Level 3 inputs. These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

See note 3 to our consolidated financial statements for a description of the specific financial assets and liabilities reported at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Margin Risk

Our customers with exchange-traded positions, including OTC trades submitted for clearing, are required to maintain margin sufficient to support their open trading positions. While we initially establish each client’s margin requirement at the level set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions. A client’s subsequent trading activity or adverse market changes may cause that client’s previous margin payments to be inadequate to support their trading obligations, which, in instances where we serve as the exchange clearing member for the trade, would require us to cover any shortfall and thereby expose us to potential losses. When we act as a clearing broker, we are also responsible to our clearing clients for performance by the other party to the transaction. While the other party is often a clearinghouse (through “novation” or substitution), in some OTC trades it may be another clearing broker or even a counterparty and, unless the other side is a counterparty, we generally do not receive collateral to secure its obligations. Our margin risk also arises when a clearing member defaults on its obligations to a clearinghouse in an amount larger than its margin and clearing fund deposits, and the shortfall is absorbed pro rata from the deposits of other clearing members. Such a default by a clearing member of a clearinghouse of which we are also a clearing member could result in losses to us, including losses resulting from the defaults of other market participants.

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury backed agency securities, reverse repurchase agreements involving U.S. Treasury backed agency securities or AA rate money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.

We attempt to manage interest expense using floating rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the debt outstanding at November 30, 2008, has a variable interest rate and matures within the next 12 months. Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the related notes receivable is also at a variable rate, therefore effectively mitigating the interest rate risk on that debt.

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

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended November 30, 2008, that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Securities Litigation

We and certain of our officers have been named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. The action, which purports to be brought as a class action on behalf of purchasers of our common stock between November 15, 2007 and July 9, 2008, seeks to hold defendants liable under §§ 10b and 20(a) of the Securities Exchange Act of 1934 for alleged false statements and failure to sufficiently disclose adverse facts relating to an interest rate hedge, our bad debt reserve and internal controls; and alleged trading by certain officers while in possession of material, non-public information. The litigation is in its early stages, and we believe we have meritorious defenses.

A purported shareholder derivative action was filed against us (solely as a nominal defendant) and certain officers and directors on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The litigation is in its early stages, and we believe we have meritorious defenses.

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone LLC and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. The case is in its very earliest stages; the court has not made any substantive rulings, discovery has not commenced and no trial date has been set. However, FCStone LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

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

We are currently unable to predict the outcome of the claims discussed and believe their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the litigation and assess the need for future accruals.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed on November 19, 2008, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

January 9, 2009	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

January 9, 2009	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer