Form 10-Q
period 2009-02-28
FCStone Group, Inc.
filed 2009-04-09
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 8, 2009, there were 27,930,188 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	February 28, 2009	August 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$10,485	$73,646
Segregated	113,550	8,355
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	973,744	1,306,477
Proprietary commodity accounts	293,619	253,998
Receivables from customers, net of allowance for doubtful accounts	21,351	19,603

Total commodity deposits and receivables	1,288,714	1,580,078

Marketable securities, at fair value—customer segregated and other	78,354	241,333
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts	45,806	71,714
Open contracts receivable	262,895	308,016
Notes receivable and advances	9,959	77,979
Inventories	11,534	—
Exchange memberships and stock	3,301	11,473
Equipment, furniture, software and improvements, net of accumulated depreciation	8,062	7,267
Deferred tax assets	18,286	11,519
Income tax receivable	44,755	—
Other assets	25,047	30,098

Total assets	$1,920,748	$2,421,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	$1,105,970	$1,486,299
Trade accounts payable and advances	294,558	257,941
Open contracts payable	247,408	297,926
Accrued expenses	33,637	51,709
Notes payable and repurchase obligations	17,869	79,190
Subordinated debt	41,000	16,000

Total liabilities	1,740,442	2,189,065

Minority interest	7,000	4,855
Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 at February 28, 2009 and August 31, 2008, respectively, none issued and outstanding at February 28, 2009 and August 31, 2008, respectively	—	—
Common stock, $0.0001 par value, authorized 100,000,000 at February 28, 2009 and 40,000,000 at August 31, 2008, issued and outstanding 27,930,188 and 27,911,127 shares at February 28, 2009 and August 31, 2008, respectively	108,057	108,016
Additional paid-in capital	12,347	10,777
Treasury stock	(2,185)	(2,185)
Accumulated other comprehensive loss	(4,304)	(1,632)
Retained earnings	59,391	112,582

Total stockholders’ equity	173,306	227,558

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,920,748	$2,421,478

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues:
Commissions and clearing fees	$34,551	$45,613	$79,051	$84,995
Service, consulting and brokerage fees	14,088	24,183	33,629	40,457
Interest	4,711	18,858	18,278	32,239
Other	127	2,038	7,894	6,635
Sales of commodities	3,168	1,350	3,345	1,350

Total revenues	56,645	92,042	142,197	165,676

Costs and expenses:
Cost of commodities sold	3,108	830	3,280	830
Employee compensation and broker commissions	13,019	15,197	28,389	28,444
Pit brokerage and clearing fees	21,366	25,392	48,766	46,177
Introducing broker commissions	4,814	8,747	12,256	16,075
Employee benefits and payroll taxes	2,467	2,913	4,301	5,930
Interest expense	1,083	1,809	2,449	3,010
Depreciation	757	376	1,360	732
Provision for bad debts	87,168	109	112,901	184
Impairment loss on goodwill	714	—	1,888	—
Other expenses	9,231	8,180	18,505	14,724

Total costs and expenses	143,727	63,553	234,095	116,106

Income (loss) from continuing operations before income tax (benefit) expense and minority interest	(87,082)	28,489	(91,898)	49,570
Minority interest	(234)	—	(355)	—

Income (loss) from continuing operations before income tax (benefit) expense	(86,848)	28,489	(91,543)	49,570
Income tax (benefit) expense	(36,633)	10,700	(38,483)	18,650

Net income (loss) from continuing operations	(50,215)	17,789	(53,060)	30,920
Loss from discontinued operations, net of tax	—	(5,673)	(131)	(5,719)

Net income (loss)	$(50,215)	$12,116	$(53,191)	$25,201

Basic shares outstanding	27,923	27,709	27,918	27,565
Diluted shares outstanding	27,923	29,104	27,918	28,940

Basic earnings (loss) per share:
Continuing operations	$(1.80)	$0.64	$(1.91)	$1.12
Discontinued operations	—	(0.20)	—	(0.21)

Net income (loss)	$(1.80)	$0.44	$(1.91)	$0.91

Diluted earnings (loss) per share:
Continuing operations	$(1.80)	$0.61	$(1.91)	$1.07
Discontinued operations	—	(0.19)	—	(0.20)

Net income (loss)	$(1.80)	$0.42	$(1.91)	$0.87

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net income (loss)	$(53,191)	$25,201
Plus: Loss from discontinued operations	131	5,719

Income (loss) from continuing operations	(53,060)	30,920
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Provision for bad debts	112,901	184
Depreciation	1,360	732
Impairment loss on goodwill	1,888	101
Gain on sale of exchange stock and trading rights	(6,444)	(2,930)
Gain on sale of other assets	—	(520)
Stock-based compensation	1,731	753
Equity in earnings of affiliates, net of distributions	(677)	(1,398)
Minority interest	(355)	—
Deferred income taxes	(4,591)	—
Excess tax benefit of stock option exercises	(14)	(5,381)
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(123,936)	(126,283)
Change in open contracts receivable/payable, net	(5,397)	2,429
Decrease (increase) in counterparty deposits and trade accounts receivable	24,208	(63,140)
Increase in income tax receivable	(44,755)	—
Increase in other assets	(576)	(7,511)
Increase in trade accounts payable and advances	23,209	141,196
(Decrease) increase in accrued expenses	(17,894)	7,753

Net cash used in operating activities	(92,402)	(23,095)

Cash flows from investing activities:
Purchase of equipment, furniture, software and improvements	(1,835)	(2,788)
Cash paid in connection with acquisitions of businesses, net of cash acquired	(1,220)	(6,725)
Equity investment	(200)	—
Return of equity investment	892	—
Proceeds (issuance) of notes receivable, net	52,727	(93,390)
Proceeds from the sale of exchange stock and trading rights	9,725	3,498
Proceeds from the sale of other intangibles	—	1,350
Purchase of other intangibles	—	(1,049)

Net cash provided by (used in) investing activities	60,089	(99,104)

Cash flows from financing activities:
(Payments) proceeds from note payable, net	(56,321)	86,018
Proceeds from issuance of subsidiary stock	2,325	—
Proceeds from exercises of stock options	41	2,065
Excess tax benefit of stock option exercises	14	5,381
Treasury stock acquired	—	(11)
Proceeds from subordinated debt	25,500	—
Payments on subordinated debt	(500)	—

Net cash (used in) provided by financing activities	(28,941)	93,453

Cash flows used for discontinued operations:
Net cash (used in) provided by operating activities	(422)	1,178

	Six Months Ended
	February 28, 2009	February 29, 2008
Net cash used in investing activities	(1,485)	(1,711)

Net cash used in discontinued operations	(1,907)	(533)

Net decrease in cash and cash equivalents – unrestricted	(63,161)	(29,279)
Cash and cash equivalents – unrestricted – beginning of period	73,646	90,053

Cash and cash equivalents – unrestricted – end of period	$10,485	$60,774

Supplemental disclosures of cash flow information:
Interest paid	$1,921	$2,985

Income taxes paid	$10,517	$13,614

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company has minority holdings in two entities, both of which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on November 19, 2008.

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

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents include highly liquid money market accounts not pledged to an exchange. Money market funds are stated at cost plus accrued interest, which approximates market value, and totaled $7.1 million and $60.6 million at February 28, 2009 and August 31, 2008, respectively. The Company has an investment policy which limits the maximum amount invested in any one money market fund and with any one counterparty in order to attempt to reduce risk of loss. The Company does not believe it is exposed to significant market or credit risk on cash and cash equivalents.

INVENTORIES

Grain inventories are carried at fair value, less costs of disposal, which is the net realizable value (“NRV”). NRV is determined by estimating selling prices in the applicable market location and related costs of disposal in the ordinary course of business. Grain inventories at February 28, 2009 consisted of corn and wheat, and are evidenced by warehouse receipts (see note 5).

OTHER REVENUE

Other revenue represents various ancillary revenue streams, including transportation related income, profit-sharing financing arrangements, dividend income from exchange stock, gains on the sale of exchange stock and trading rights and earnings (losses) of unconsolidated affiliates. In the six months ended February 28, 2009 other revenue includes gains on the sale of exchange stock and trading rights of $6.4 million, equity earnings of unconsolidated affiliates of $0.7 million and dividend income totaling $0.3 million. In the six months ended February 29, 2008, other revenue included gains on the sale of exchange common stock and trading rights of $2.9 million, equity earnings of unconsolidated affiliates of $2.0 million, profit-share financing income of $0.8 million, transportation related income of $0.7 million and dividend income totaling $0.2 million.

INCOME TAXES

In the second quarter of 2009, the Company revised its estimated annual effective tax rate to reflect a change in the combined federal and state statutory rate from 39.6% to 41.5%. The effect of the change in the estimated annual effective tax rate was to increase income tax benefit for the three and six months ended February 28, 2009 by $0.5 million, of which $0.1 million related to the first quarter, and $0.4 million was a result of applying the expected tax rates to the deferred tax balances as of August 31, 2008.

The Company currently owns 25 percent of the outstanding partnership units of FGDI, LLC, (“FGDI”) which is currently undergoing an income tax examination by the Internal Revenue Service for tax year ended August 31, 2007. During the tax year ended August 31, 2007, the Company had a 70 percent ownership interest for three quarters of the year and 25 percent for the fourth quarter. Management believes that the outcome of this examination will not have a material adverse effect on the Company’s consolidated results of operations, financial condition, or cash flows.

NEW ACCOUNTING PRINCIPLES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We do not expect adoption of this standard on September 1, 2009 will impact our consolidated financial condition, results of operations or cash flows as currently presented.

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements on September 1, 2009.

In May 2008, FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a significant impact on its consolidated financial statements.

In October 2008, the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 provides users with an understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is evaluating the impact that the adoption of FSP 132(R)-1 on September 1, 2009 will have on the Company’s consolidated financial statements.

In April 2009, the FASB decided to issue FSP 157-e, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed” (“FSP 157-e”). FSP 157-e clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP 157-e identifies factors to be considered when determining whether or not a market is inactive. FSP 157-e would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company is evaluating the impact the adoption of FSP 157-e will have on its consolidated financial statements.

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

For the three months ended February 28, 2009, the Company recorded a charge to earnings of $86.3 million, to increase the allowance for bad debts for losses incurred, net of expected recoveries of $16.0 million, resulting from a customer deficit account within the Clearing and Execution Services (“CES”) segment. The loss relates primarily to an incremental increase in the deficit position arising during the second quarter of fiscal 2009 as a result of additional market changes on a significant energy trading account in which recovery from the customer is not expected, as well as the sale premium (see below). The Company previously recorded a charge of $20.0 million to the provision for bad debts relating to this account during the three months ended November 30, 2008.

On March 12, 2009, the Company transferred to a third party substantially all of the derivative financial positions and remaining liability related to the energy trading customer account which had experienced the losses. The transfer of the positions eliminates all material future exposure to additional losses resulting from the account. We expect the total provision for bad debts related to this energy account to total $110.7 million, including the recognition of an additional $5.2 million in the three months ending May 31, 2009 resulting from an increase in the account deficit between February 28, 2009 and the transfer date.

The account was introduced through an introducing broker relationship, with that broker contractually responsible for fifty percent of all account deficits as determined in accordance with the terms of the agreement. The Company has entered into a note receivable with the introducing broker, secured by its future revenue stream, which comprises commissions collected by the Company, and for which the Company controls disbursement. The Company is uncertain as to the full collectibility of the contractual amount from the introducing broker and customer, and has included the deficit amount of $91.4 million as of February 28, 2009 and a $31.0 million cost of sale premium to transfer primarily all of the account positions and remaining liability to a third-party, net of the expected recoveries from the customer and introducing broker of $16.0 million, in its determination of the estimated allowance.

The following is a summary of the allowance for uncollectible accounts:

(in thousands)	Six Months Ended February 28, 2009
Balance, beginning of period	$3,582
Provision for bad debts	112,901
Deductions:
Charge-offs	(9)
Recoveries	—

Balance, February 28, 2009	$116,474

The allowance for uncollectible accounts reflected in the table above includes the $31.0 million cost of sale premium charged to effect the transfer, which is due back from the energy trading account.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial condition. Gains and losses on the derivative instruments that are not designated as hedges must be adjusted to fair value through current earnings. The Company has not historically applied hedge accounting for any derivative instrument for which the Company holds an interest. The Company acts as a principal and clearing and execution provider of derivative instruments and does not generally hold speculative positions or positions to hedge against activities outside of these services.

The Company, through FCStone LLC (“FCStone”), provides clearing and execution of exchange-traded futures and options for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. FCStone is a registered Futures Commission Merchant, clearing on various exchanges. FCStone’s primary source of revenue is commissions derived from executing and clearing orders for commodity futures contracts and options on behalf of its customers. Due to the nature of commodity futures contracts and options, transactions in these financial instruments are performed on a margin basis. In order to manage the risk on these margin transactions, FCStone requires its customers to collateralize their positions by cash and securities, subject to various regulatory and internal margin requirements. Management has considered guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”) as it relates to assets pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) The transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated statement of financial condition.

The Company, through FCStone Trading, LLC, brokers OTC option and commodity swap contracts between customers and external counterparties. The contracts are generally arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The contracts are recorded at fair value, with the changes recorded in earnings, however, the offsetting nature of the contracts essentially eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective fair values, net of offsetting assets and liabilities. In applying FASB Interpretation No. 39, “Offsetting of Amounts

Related to Certain Contracts” (“FIN No. 39”)FIN No. 39, the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. It also amends paragraph 10 of FIN No. 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. In applying FSP 39-1, the Company’s accounting policy is such that rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same counterparty in accordance with the master netting arrangements in place with each counterparty.

The Company, through FCStone Forex, LLC, brokers foreign exchange forwards, options and cash, or spot, transactions between customers and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The contracts are recorded at fair value, with the changes recorded in earnings, however, the offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective market values, net of offsetting assets and liabilities. In applying FIN No. 39, the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable.

FCStone Trading and FCStone Forex also hold proprietary positions in the OTC and Forex lines of business. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. These forwards, options, swap and spot contracts are accounted for as free-standing derivatives and reported in the consolidated statements of financial condition at their fair values. The changes in fair value during the period are recorded in earnings as a component of service, consulting and brokerage fees. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

In addition, with OTC transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due to a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark to market our positions held with each counterparty on a daily basis. We carry trade credit insurance in amount in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the disclosure requirements of this statement for its second fiscal quarter ended February 28, 2009.

See footnotes 4 and 20 for additional information about the fair value of financial instruments held, and the Company’s exposure to credit risk on derivative instruments.

The following table presents the fair value of the Company’s derivative instruments and consolidated statement of financial condition location.

Derivatives Not Designated as Hedging Instruments (1)	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
OTC commodity contracts	(2)	$869,807	(3)	$1,252,298	(2)	$877,744	(3)	$1,255,609
Exchange-traded commodity contracts	(4)	10,826,562	(4)	10,776,023	(4)	12,036,658	(4)	13,747,032
OTC foreign exchange contracts	(5)	1,610,516	(6)	41,520	(5)	1,293,807	(6)	41,520
Exchange-traded foreign exchange contracts	(4)	1,276,320	(4)	1,813,968	(4)	1,510,576	(4)	1,850,819
Equity contracts	(4)	641,340	(4)	960,986	(4)	217,489	(4)	328,326
Interest rate contracts	(4)	1,915	(4)	643	(4)	1,114	(4)	5,590

Total Derivatives		$15,226,460		$14,845,438		$15,937,388		$17,228,896

(1)	As February 28, 2009 and February 29, 2008, the Company’s derivative contract volume for open positions was approximately 6,177 and 9,943 contracts, respectively. The Company applies FIN No. 39 for financial statement presentation purposes such that open contracts with the same customer or counterparty are netted at the individual customer account level, in accordance with master netting agreements in place with each party.

(2)	As of February 28, 2009, OTC commodity contracts presented in open contracts receivable of $236,742 includes gross derivative asset contracts of $370,434, net of gross derivative liability contracts of $133,692. As of February 28, 2009, OTC commodity contracts presented in open contracts payable of $244,679 includes gross derivative liability contracts of $744,052, net of gross derivative asset contracts $499,373.

(3)	As of February 29, 2008, OTC commodity contracts presented in open contracts receivable of $392,508 includes gross derivative asset contracts of $948,594, net of gross derivative liability contracts of $564,011. As of February 29, 2008, OTC commodity contracts presented in open contracts payable of $395,819 includes gross derivative liability contracts of $691,598, net of gross derivative asset contracts $303,704.

(4)	Derivative assets and liabilities are included in commodity deposits and receivables-commodity exchanges and clearing organizations-customer segregated, commodity deposits and receivables-proprietary commodity accounts and commodity and customer regulated accounts payable on the consolidated statement of financial condition.

(5)	As of February 28, 2009, OTC foreign exchange contracts presented in open contracts receivable of $26,153 includes gross derivative asset contracts of $1,610,510, net of gross derivative liability contracts of $1,291,078. In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. The Company’s advances on the fair value of their derivative contracts totaled $293,285 as of February 28, 2009. As of February 28, 2009, OTC foreign exchange contracts presented in open contracts payable includes $2,729 in derivative liability contracts, which is net of liability contracts presented in open contracts receivable.

(6)	As of February 29, 2008, OTC foreign exchange contracts presented in open contracts receivable of $867 includes gross derivative asset contracts of $33,595, net of gross derivative liability contracts of $32,728. As of February 29, 2008, OTC foreign exchange contracts presented in open contracts payable includes $867 in derivative liability contracts, which is net of liability contracts presented in open contracts receivable.

The following table presents the impact of derivative instruments on the consolidated statement of operations. The Company did not designate any derivatives as hedging instruments for the three and six months ended February 28, 2009 and February 29, 2008, respectively.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended,		Six Months Ended,
(Dollars in thousands)		February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
OTC commodity contracts	(1)	$(17)	$4,126	$(2,233)	$4,057
Foreign exchange contracts	(1)	3,873	455	8,592	455

Total		$3,856	$4,581	$6,359	$4,512

(1)	Gain (loss) recognized in income on derivatives are included in revenues within the service, consulting and brokerage fees and interest lines on the consolidated statement of operations.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

On September 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

In accordance with SFAS FSP 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until April 1, 2009.

Cash equivalents, marketable securities and derivative financial instruments are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, U.S. government securities and federal agency obligations, as well as futures and options contracts traded on national exchanges and over-the-counter (“OTC”) swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include certificates of deposits, fixed income instruments including corporate debt and OTC forwards, swaps, and options.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. SFAS No. 157 requires the Company to consider counterparty credit risk of all parties to outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with the credit guarantee by the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.

In determining the appropriate fair value hierarchy levels, the Company has performed an analysis of the financial assets and liabilities that are subject to fair value reporting under applicable GAAP.

The following table summarizes the Company’s financial assets and liabilities as of February 28, 2009, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total as of February 28, 2009
	(in thousands)
Assets
Cash and cash equivalents – unrestricted
Money market funds	$7,123	$—	$—	$7,123

	$7,123	$—	$—	$7,123

Commodity exchange and clearing organization deposits (1)
Money market funds	$1,303,350	$—	$—	$1,303,350
U.S. government securities and federal agency obligations	1,120,978	—	—	1,120,978
Futures and option contracts on national exchanges	(706,488)	—	—	(706,488)

	$1,717,840	$—	$—	$1,717,840

Proprietary commodity accounts (2)
Money market funds	$328,857	$—	$—	$328,857
U.S. government securities and federal agency obligations	9,487	—	—	9,487
Corporate bonds	—	5,107	—	5,107
Futures and option contracts on national exchanges	10,155	—	—	10,155

	$348,499	$5,107	$—	$353,606

Marketable securities – customer segregated and other (3)
U.S. government securities and federal agency obligations	$400	$65,500	$—	$65,900
Certificates of deposits	—	10,000	—	10,000

	$400	$75,500	$—	$75,900

Open contracts receivable
Foreign currency derivative instruments	$—	$26,153	$—	$26,153
Other OTC derivative instruments	73,456	162,576	710	236,742

	$73,456	$188,729	$710	$262,895

Total assets at fair value	$2,147,318	$269,336	$710	$2,417,364

Liabilities
Open contracts payable
Foreign currency derivative instruments	$—	$2,729	$—	$2,729
Other OTC derivative instruments	82,700	161,269	710	244,679

	$82,700	$163,998	$710	$247,408

Total liabilities at fair value	$82,700	$163,998	$710	$247,408

(1)	The Company excludes exchange settlements from the fair value of Commodity exchange and clearing organization deposits.

(2)	The Company excludes cash collateral deposits with counterparties and exchange settlements from the fair value of Proprietary commodity accounts.

(3)	The Company excludes U.S government securities classified as held-to-maturity, of $0.6 million, from the fair value of Marketable securities.

The amount of unrealized gains and losses included in income attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in “Service, consulting and brokerage” revenues in the Consolidated Statements of Operations. As it relates to OTC derivative instruments, the Company generally maintains a matched book, which means positions with customers are generally offset with opposite transactions with other dealers or counterparties. This hedging and underlying financial instruments are often classified in different levels in the fair value hierarchy.

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of February 28, 2009. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Assets
Balance as of December 1, 2008	$5,024
Total realized and unrealized gains, net	(4,314)

Balance as of February 28, 2009	$710

Liabilities
Balance as of December 1, 2008	$5,024
Total realized and unrealized losses, net	(4,314)

Balance as of February 28, 2009	$710

The balance at February 28, 2009 is comprised of a single weather contingent derivative structure in the C&RM segment. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Service, consulting and brokerage fees in the Consolidated Statement of Operations. Similar to the OTC derivative instruments discussed above, this structure is designed on an offsetting basis and the Company expects minimal impact to the Consolidated Statement of Operations due to the offsetting nature.

5. INVENTORY

During February 2009, the Company reached an agreement with a commodity repurchase financing customer effectively canceling the customer’s repurchase right and obligation under previous commodity inventory financing agreements. As a result, the Company received title to the grain inventories, evidenced by warehouse receipt, free and clear of all rights and obligations of the customer to repurchase, and received corresponding futures positions. Prior to this agreement, the Company had advanced funds as part of grain sales/repurchase transactions accounted for as secured borrowings. The agreement severed the requirement to repurchase the same commodity from the original transactions, and converted the secured borrowing to a purchase of inventory. At the conversion date, the market value of the inventory was in excess of the previously outstanding notes receivable, and the Company has maintained the corresponding futures positions. The inventory was recorded at fair value with an offsetting reduction to the note receivable and a liability for the excess value due to the financing customer. Subsequent to February 28, 2009, the Company has begun to liquidate the grain inventories promptly, and does not expect to retain inventories in the future. Included in the terms of the agreement, the Company will pay a brokerage fee to the customer based on the sale of the inventories, and will account for and remit to the customer payment to the extent total sale proceeds, less a fee to the Company, exceed the balance of the note receivable and related markup fees. Sale proceeds from this inventory will be used to pay outstanding notes payable balances. (See Note 21.)

6. ACQUISITION

During the three months ended February 28, 2009, the Company acquired Elders Risk Management Pty Ltd (“Elders”), an Australian-based company for a net investment of $0.3 million. As part of the transaction, the Company also acquired the firm’s surplus funds on a dollar for dollar basis. Elders, which has been subsequently renamed FCStone Australia Pty Ltd, specializes in risk management services for the producers and users of agricultural commodities. The acquisition positions the Company to provide more extensive risk-management services to agribusiness organizations throughout Asia and Oceania. The purchase price has been allocated to identifiable intangible assets with finite lives, and will be amortized over the estimated remaining useful lives of these assets.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
As of February 28, 2009
Amortized intangible assets:
Customer lists	$5,821	$346	$5,475
Trade names	335	75	260
Non-compete	490	113	377
Proprietary information	1,274	203	1,071

	$7,920	$737	$7,183

As of August 31, 2008
Amortized intangible assets:
Customer lists	$5,529	$195	$5,334
Trade names	318	42	276
Noncompete	473	64	409
Proprietary information	1,257	116	1,141

	$7,577	$417	$7,160

Aggregate amortization expense for the six months ended February 28, 2009 and February 29, 2008 was (in thousands) $319 and $0, respectively.

The Company’s estimated amortization expense for the current and next five years is as follows (in thousands):

2009	$668
2010	695
2011	695
2012	683
2013	509
2014	395

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

During the three months ended November 30, 2008, due to present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of our goodwill. As a result, the Company recorded an impairment loss on goodwill of $1.2 million in the three months ended November 30, 2008.

During the three months ended February 28, 2009 the Company recorded an additional impairment loss on goodwill of $0.7 million. The impairment relates to amounts payable under additional purchase price provisions related to an acquisition in fiscal 2008, which was earned based on profitability levels of the acquired business. At the end of the second quarter of fiscal 2009, due to the significant provision for bad debts and due to the continued uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of the goodwill at the reporting unit level, resulting in the write-off of the recently recorded additional purchase price. The total impairment loss on goodwill is $1.9 million for the six months ended February 28, 2009.

As a result of the impairment loss on goodwill, a triggering event occurred requiring the amortizable intangible assets be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to evaluate whether the carrying value of the amortizable intangible assets are recoverable, by comparing the carrying value to the sum of undiscounted cash flows expected to result from the use of the asset group. Based on this evaluation, no impairment of the amortizable intangible assets was recorded.

Changes in the net carrying amount of goodwill are as follows:

	Commodity & Risk Management Services	Clearing & Execution Services	Total
	(in thousands)
Balance as of August 31, 2008	$298	$876	$1,174
Goodwill acquired	714	—	714
Goodwill impaired	(1,012)	(876)	(1,888)

Balance as of February 28, 2009	$—	$—	$—

8. EXCHANGE MEMBERSHIPS AND STOCK

The Company has exchange membership seats and common stock in publicly-traded exchanges pledged for clearing purposes, which provide the Company the right to process trades directly with the various exchanges. The exchange memberships and common stocks that are pledged for clearing purposes are recorded at cost, in accordance with GAAP and CFTC regulations. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the COMEX Division of the New York Mercantile Exchange, and the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets. Exchange stock includes shares of CME Group, Inc. common stock, InterContinental Exchange, Inc. (“ICE”) common stock and NYMEX common stock.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” equity investments in exchanges of common stock which is not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income. At February 28, 2009, all exchange common stock held by the Company was pledged for clearing purposes.

During the six months ended February 28, 2009 and February 29, 2008, realized gains on the sale of exchange common stock and trading rights were $6.4 million and $2.9 million, respectively. For purposes of determining realized gains, the cost of the shares sold is based on weighted-average cost. During the quarter ended August 31, 2008, the CME and NYMEX merged, which resulted in a reduction in exchange firm requirements for clearing/equity members to hold common stock in these exchanges.

9. EQUIPMENT, FURNITURE, SOFTWARE AND IMPROVEMENTS

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

The following is a summary of equipment, furniture, software and improvements, at cost less accumulated depreciation, at February 28, 2009 and August 31, 2008:

	February 28, 2009	August 31, 2008
	(in thousands)
Equipment and furniture	$9,215	$7,434
Computer software	2,852	2,846
Improvements	815	815

	12,882	11,095
Less accumulated depreciation	(4,820)	(3,828)

	$8,062	$7,267

10. NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable outstanding at February 28, 2009 and August 31, 2008 consisted of the following:

	Expiration Date	Total Commitment Amount at February 28, 2009 (in millions)	Amount Outstanding at
			February 28, 2009	August 31, 2008
			(in thousands)
Margin Call Facilities:
Syndicate of lenders (1)	July 22, 2009	$250.0	$—	$—
CoBank, ACB (2)	April 1, 2009	10.0	—	—
CoBank, ACB (2)	April 1, 2009	10.0	—	—
Commodity Financing Facilities:
Deere Credit, Inc. (3)	June 1, 2009	2.4	2,350	5,192
CoBank, ACB (4)	May 1, 2009	4.1	4,061	22,010
Fortis Capital Corp.	Demand	20.0	2,297	—
Other borrowings:
Del Mar Onshore Partners, L.P. (5)			—	5,000
Subordinated debt:
Syndicate of lenders	July 22, 2010	55.0	40,000	15,000
Subordinated debt	January 3, 2010 and June 30, 2009	1.0	1,000	1,000

Total notes payable and subordinated debt			$49,708	$48,202

(1)	This represents syndicated credit facilities with a lending syndicate consisting of BMO Capital Markets, Bank of America, N.A., Deere Credit, Inc., and CoBank, ACB, on the margin line, and BMO Capital Markets, Bank of America, N.A. and Deere Credit, Inc. on the subordinated debt line.

(2)	The OTC margin lines with CoBank expired on April 1, 2009, and were not renewed (see note 20).

(3)	On April 1, 2009, our agreement with Deere Credit related to the commodity financing loan facility was amended decreasing the total commitment amount to the total amount outstanding as of the amendment date, of $1.1 million, and extending the final due date to June 1, 2009. No additional advances will be permitted and all amounts outstanding will become due and payable upon expiration (see note 20). As of April 8, 2009, the amount outstanding is $0.7 million, which will be repaid from cash proceeds the Company will receive from the sale of grain inventory (see note 5).

(4)	On March 26, 2009, our agreement with CoBank related to the commodity financing loan facility was amended decreasing the total commitment amount to the total amount outstanding as of the amendment date, of $3.0 million, and extending the final due date to May 1, 2009. No additional advances will be permitted and all amounts outstanding will become due and payable upon expiration (see note 20). As of April 8, 2009, the amount outstanding is $2.2 million, which will be repaid from cash proceeds the Company will receive from the sale of grain inventory (see note 5).

(5)	The Company ceased construction and development of Green Diesel’s biodiesel facility during fiscal 2008. On October 8, 2008, the Company completed a sale of its ownership interest in Green Diesel. In conjunction with the sale, the $5.0 million outstanding loan payable to Del Mar Onshore Partners, L.P. was retained by Green Diesel, without recourse to the Company.

The syndicated margin line of credit expires on July 22, 2009 and management is currently in discussions with our current and other potential lenders to replace the margin call credit facility and is pursuing alternative sources of financing but at a reduced commitment level given the current and projected levels of open positions carried by our customers as well as historical usage levels. CoBank, ACB, which had a $25.0 million commitment level in this facility, has indicated they will not renew their commitment level as our new ownership structure subsequent to our initial public offering no longer meets eligibility requirements for borrowing directly from them. We are unable to determine at this time the amount of committed credit, if any, that will be available to us, the applicable interest rates and other costs associated with borrowings, and the extent of financial and non-financial covenants applicable to us and our operations. However, based on our liquidity position and capital structure, we believe we will be able to renew or replace the margin line, but likely at a reduced commitment level and increased associated costs.

Given current and projected levels of open positions carried by our customers as well as historical usage levels, projected operating cash flows and our remaining balance of available cash and temporary cash investments, we believe we can continue to support additional growth in our C&RM and CES segments of our operations with a reduced commitment level on this facility. In the event that we cannot negotiate a new margin call credit facility or obtain alternative financing, we could seek for alternative clearing arrangements for a portion of, or all of our customer’s positions or limit the amount of customer positions we clear, resulting in a material adverse effect on our business, results of operations and financial condition.

During the fourth quarter of fiscal 2008, we increased our subordinated debt facilities to its present commitment level of $56.0 million, of which $55.0 million is under a commitment facility with a syndicate of lenders. As of February 28, 2009, $40.0 million of this subordinated debt funding with the syndicate has been drawn and is being utilized as capital for regulatory purposes. Our ability to draw on this subordinated debt facility currently expires on July 22, 2009, however funds drawn on the facility prior to July 22, 2009 will mature at the earlier of one year from the drawn date or July 22, 2010. Management is currently in discussions with our current and other potential lenders to replace the subordinated debt facility and is pursuing alternative sources of financing. Given the current turmoil in the credit markets there is no guarantee that we will be able to replace this committed subordinated agreement. We do not anticipate that the expiration of the line on July 22, 2009 will have a material impact on our regulatory capital, as the funds borrowed do not mature until July 22, 2010. We expect to collect income taxes receivable which exceed the amount of the subordinated debt outstanding prior to the end of February 2010, which would enable us to repay the subordinated debt in full at that time with no reduction in regulatory capital. Additionally, we believe replacement of the subordinated debt at a reduced level would have no material impact on our regulatory capital.

Subsequent to February 28, 2009, our $20 million line of credit used for OTC margin expired and was not renewed with CoBank, as our new ownership structure subsequent to our initial public offering no longer meets eligibility requirements for borrowing directly from them. We currently have no amount outstanding on this line of credit, and historically have only drawn on the line a few times in the last four years, to cover intra-day margin calls in highly volatile markets during a period of heavy customer trade volume. The last draw occurred in August 2008 and remained outstanding for a period of three days. We are actively seeking a replacement for this line of credit; however there is no guarantee that we will be able to do so. However, based on current and expected market conditions, and given the current and projected levels of open positions carried by our customers, as well, historical usage levels, management does not believe the expiration of this line will significantly impact our OTC business operations. Additionally, we have the ability to move a substantial amount of open positions to the exchanges, having the effect of transitioning those positions to our FCM.

Subsequent to February 28, 2009, our line of credit facilities with CoBank and Deere Credit, Inc. related to our commodity financing programs have expired and were not renewed. CoBank informed us of their intent not to renew the facilities as a result of our new ownership structure subsequent to our initial public offering no longer meets their eligibility requirements to borrow directly from them. Deere Credit informed us of their intent not to renew the facilities based on their internal decisions to focus on their core financing areas, which did not include inventory financing. At February 28, 2009, we had amounts outstanding with CoBank and Deere on these lines of credit of $4.1 million and $2.4 million, respectively, related to the financing of grain inventory. Prior to the expiration of the credit facilities, the maturity dates of the outstanding balances were extended until May 1, 2009 and June 1, 2009 for amounts due CoBank and Deere, respectively. The agreements were extended in order to facilitate the orderly liquidation of the underlying grain collateral (see note 5). The Financial Services segment is not a primary source of revenue or profit, and has historically served as a complement to our C&RM segment. The Financial Services segment continues to maintain a credit facility with Fortis Capital Corp. of $20.0 million, however based on our reduced capacity to borrow and unknown ability to secure additional financing for this segment, our participation in these arrangements could be significantly reduced throughout the remainder of fiscal 2009. However, based on historical impact, management does not believe the expiration of the CoBank and Deere Credit lines, or a reduction in the financing programs, will significantly impact our overall business operations.

All of our credit facilities include financial covenants and the failure to comply with any such covenants, with the exception of our subordinated debt, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of our subordinated debt could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. We were in compliance with all debt covenants as of February 28, 2009.

11. REPURCHASE OBLIGATION

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

Since FCStone Merchant Services is obligated to provide commodities back to its customer, as part of the offsetting repurchase agreement, it must either exercise its right to repurchase the commodities from SCBL or purchase similar commodities in the marketplace. As a result, the Company recognizes a liability based on the obligation to repurchase the commodities and values this liability based on the specified benchmark futures contract price of the underlying commodities as of the statement of financial condition date. All realized and unrealized gains and losses are recorded in consolidated statements of operations, as a component of interest expense. The Company had a repurchase obligation of $9.2 million at February 28, 2009 and $47.4 million at August 31, 2008. Under the repurchase obligation at February 28, 2009, the Company is required to deliver 2.8 million bushels of corn to its customers at a future date in accordance with the repurchase agreement. FCStone Merchant Services utilizes futures contracts acquired through an account held with FCStone to hedge its price risk on these arrangements. Realized and unrealized gains and losses on futures contracts are recorded in the consolidated statements of operations, as a component of interest expense. On March 26, 2009, FCStone Merchant Services confirmed receipt, of a payment by its customer, of approximately $8.8 million by SCBL to repurchase commodities. The payment released FCStone Merchant Services from its obligation to repurchase the commodities.

12. PENSION PLANS

The Company has noncontributory retirement plans, which are defined benefit plans that cover certain employees. The plans have been closed to new employees subsequent to April 1, 2006, and effective September 1, 2008 benefit accruals were frozen and no additional benefits will be accrued for active participants under the plan. During the three months ended February 28, 2009, the Company contributed $2.4 million to the pension plan. Due to the significant disruptions in the financial markets subsequent to August 31, 2008, the value of the plans’ net assets have been negatively impacted. As a result, actual plan asset returns will likely be lower than our expected returns, which could result in additional plan contributions. The Company expects to contribute quarterly contributions of $0.6 million for the plan year ending March 31, 2010, with the first payment prior to July 15, 2009.

Net periodic pension cost for the three and six month periods ended February 28, 2009, and February 29, 2008 for the defined benefit plans consists of the following components:

	Three Months Ended		Six Months Ended,
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Service cost	$—	$534	$—	$1,068
Interest cost	524	490	1,048	980
Less expected return on plan assets	(409)	(505)	(818)	(1,010)
Net amortization and deferral	136	142	272	284

Net periodic pension cost	$251	$661	$502	$1,322

13. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (EPS) has been presented in the accompanying consolidated statements of operations. Basic earnings per share excludes dilution and was computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share was calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and restricted, or non-vested stock, using the treasury stock method. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings (loss) per share.

The reconciliation of basic net income (loss) per common share to diluted net income (loss) per common share is shown in the following table for the three month periods February 28, 2009 and February 29, 2008:

	For the Three Months Ended February 28, 2009		For the Three Months Ended February 29, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income (loss) from continuing operations	$(50,215)	$(50,215)	$17,789	$17,789
Loss from discontinued operations	—	—	(5,673)	(5,673)

Net income (loss)	$(50,215)	$(50,215)	$12,116	$12,116

Weighted average common shares outstanding	27,923	27,923	27,709	27,709
Dilutive effect of stock options and restricted stock	—	—	—	1,395

Weighted average shares outstanding - diluted	27,923	27,923	27,709	29,104

Earnings (loss) per share:
Continuing operations	$(1.80)	$(1.80)	$0.64	$0.61
Discontinued operations	—	—	(0.20)	(0.19)

Net income (loss)	$(1.80)	$(1.80)	$0.44	$0.42

Anti-dilutive shares excluded from calculation		2,322		12

The reconciliation of basic net income (loss) per common share to diluted net income (loss) per common share is shown in the following table for the six month periods February 29, 2008 and February 28, 2009:

	For the Six Months Ended February 28, 2009		For the Six Months Ended February 29, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income (loss) from continuing operations	$(53,060)	$(53,060)	$30,920	$30,920
Loss from discontinued operations	(131)	(131)	(5,719)	(5,719)

Net income (loss)	$(53,191)	$(53,191)	$25,201	$25,201

Weighted average common shares outstanding	27,918	27,918	27,565	27,565
Dilutive effect of stock options and restricted stock				1,375

Weighted average shares outstanding - Diluted	27,918	27,918	27,565	28,940

Earnings (loss) per share:
Continuing operations	$(1.91)	$(1.91)	$1.12	$1.07
Discontinued operations	—	—	(0.21)	(0.20)

Net income (loss)	$(1.91)	$(1.91)	$0.91	$0.87

Anti-dilutive shares excluded from calculation		2,322		12

14. STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity for the six months ended February 28, 2009, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding at August 31, 2008	2,330	$10.36
Granted	—	—
Exercised	(8)	5.50
Forfeited or expired	—	—

Outstanding at February 28, 2009	2,322	$10.38	7.64	$—

Exercisable at February 28, 2009	1,422	$6.83	7.39	$—

The Company did not grant any stock options during the six months ended February 28, 2009 and February 29, 2008. A summary of the stock options exercised is as follows:

	Six Months Ended,
	February 28, 2009	February 29, 2008
Total cash received	$42	$2,065
Income tax benefits	$14	$5,381
Intrinsic value	$33	$14,545

The activity of non-vested stock options for the six months ended February 28, 2009 is as follows (shares in thousands):

	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2008	900	$5.91
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at February 28, 2009	900	$5.91

At February 28, 2009, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The activity of nonvested shares for the six months ended February 28, 2009 is as follows (shares in thousands):

	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2008	12	$47.54
Granted	—	—
Vested	(12)	47.54
Forfeited	—	—

Nonvested at February 28, 2009	—	$—

At February 28, 2009, there was no unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the Plan.

15. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the six months ended February 28, 2009, are as follows (in thousands):

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at August 31, 2008	$108,016	$10,777	$(2,185)	$(1,632)	$112,582	$227,558
Net loss	—	—	—	—	(53,191)	(53,191)
Less: reclassification adjustment for gains included in net income	—	—	—	(2,946)	—	(2,946)
Amortization of pension loss, net of tax	—	—	—	274	—	274

Total comprehensive loss	—	—	—	—	—	(55,863)

Proceeds from stock option exercises	41	—	—	—	—	41
Excess tax benefit on stock options exercised	—	14	—	—	—	14
Stock-based compensation	—	1,731	—	—	—	1,731
Effect of subsidiary’s equity transactions	—	(175)	—	—	—	(175)

Balance at February 28, 2009	$108,057	$12,347	$(2,185)	$(4,304)	$59,391	$173,306

16. ADJUSTED NET CAPITAL REQUIREMENTS

Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone’s adjusted net capital and minimum net capital requirement February 28, 2009 and August 31, 2008 were as follows:

	February 28, 2009	August 31, 2008
	(in thousands)
Adjusted net capital	$66,728	$97,334
Minimum net capital requirement	37,093	67,714

17. AGORA-X, LLC / NASDAQ OMX GROUP SECURITIES PURCHASE AGREEMENT

During the three months ended February 28, 2009, the NASDAQ OMX Group (“NASDAQ OMX”) completed its $7.5 million equity investment in Agora-X, LLC, for an aggregate 20 percent ownership interest, by contributing the remaining $2.5 million in cash consideration. Subsequent to the completion of the transaction, the Company maintains an 80 percent ownership interest in Agora-X. As a result of the transaction, the Company recorded minority interest of $2.5 million, and no gain has been recorded in the consolidated statement of operations. The proceeds of the NASDAQ OMX investment are being used to continue development of its electronic communications network for institutional trading in certain over-the-counter commodities contract launched during the three months ended February 28, 2009. In connection with the completion of the initial investment, Agora-X issued NASDAQ OMX a warrant, exercisable on or before May 1, 2009, to acquire up to an additional 20 percent interest in Agora-X represented by preferred membership units in exchange for additional consideration of $7.5 million.

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

The following table presents the significant items by operating segment for the results of operations for the three and six month periods ended February 28, 2009 and February 29, 2008, respectively, and the balance sheet data as of those dates:

	Commodity & Risk Management Services	Clearing & Execution Services	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
Three Months Ended February 28, 2009
Total revenues	$28,644	$27,486	$778	$34	$(297)	$56,645
Interest revenue	723	3,227	739	22	—	4,711
Interest expense	307	473	313	—	(10)	1,083
Income (loss) before minority interest and income taxes	3,859	(84,811)	60	(6,190)	—	(87,082)
Total assets	998,404	827,644	26,174	83,283	(14,757)	1,920,748

Three Months Ended February 29, 2008
Total revenues	$47,325	$40,948	$3,502	$1,007	$(740)	$92,042
Interest revenue	7,532	8,964	2,318	288	(244)	18,858
Interest expense	54	20	1,776	—	(41)	1,809
Income (loss) before minority interest and income taxes	21,764	8,656	471	(2,175)	(227)	28,489
Total assets	1,551,587	738,144	143,131	43,190	(18,123)	2,457,929

	Commodity & Risk Management Services	Clearing & Execution Services	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
Six Months Ended February 28, 2009
Total revenues	$66,620	$71,912	$1,892	$2,401	$(628)	$142,197
Interest revenue	4,169	12,333	1,715	61	—	18,278
Interest expense	555	932	985	—	(23)	2,449
Income (loss) before minority interest and income taxes	8,480	(92,370)	120	(8,128)	—	(91,898)
Total assets	998,404	827,644	26,174	83,283	(14,757)	1,920,748

Six Months Ended February 29, 2008
Total revenues	$84,601	$73,986	$5,466	$2,714	$(1,091)	$165,676
Interest revenue	13,648	14,334	3,900	682	(325)	32,239
Interest expense	57	41	3,035	—	(123)	3,010
Income (loss) before minority interest and income taxes	38,927	13,812	527	(3,437)	(259)	49,570
Total assets	1,551,587	738,144	143,131	43,190	(18,123)	2,457,929

19. COMMITMENTS AND CONTINGENCIES

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

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel Management Group, Inc. (“Sentinel”) filed adversary proceedings against FCStone, LLC and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. The case is in its very early stages; the court has not made any substantive rulings, discovery has not commenced and no trial date has been set. However, FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

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

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments in the normal course of its business. These instruments are primarily the execution of orders for commodity futures, options, and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin collateral held in accordance with the Company’s margin requirements are not sufficient to fully cover losses that customers may incur. The Company attempts to address the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily, and therefore, may require customers to deposit additional collateral or reduce positions when necessary or advisable. The Company also establishes credit limits for customers which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to risk. The Company attempts to address these risks by assessing the credit worthiness of each counterparty, establishing limits, and monitoring compliance on a daily basis. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduces the exposure to the Company.

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

The Company is also a party to guarantees of payment and performance, by a third party, of ethanol marketing agreements with certain risk management customers which would require the Company to purchase the output of the customer if the third party could not perform under the marketing agreement. The guarantees do not have a set term, and the underlying agreements cannot be terminated by the third party unless the customer breaches the agreement. The maximum potential amount of future payments required under the guarantees cannot be estimated because the underlying marketing agreements do not specify the amount or the price of the ethanol to be purchased during the term of the agreement. The price of the ethanol to be purchased is at the discretion of the Company.

21. SUBSEQUENT EVENTS

Subsequent to February 28, 2009, CoBank, ACB (“CoBank”)informed the Company that its $20 million line of credit used for OTC margin would not be renewed, as the Company’s new ownership structure, subsequent to the initial public offering, no longer meets the eligibility requirements to borrow directly from CoBank. The Company currently has no amount outstanding on this line of credit (see note 10).

Additionally, CoBank informed the Company that its line of credit facility related to the commodity financing program would not be renewed. At February 28, 2009, the Company had amounts outstanding with CoBank on this line of credit of $4.1 million, relating to the financing of grain inventory (see notes 5 and 10).

Subsequent to February 28, 2009, Deere Credit, Inc. informed the Company that its line of credit facility related to the commodity financing program would not be renewed. At February 28, 2009, the Company had amounts outstanding with Deere on this line of credit of $2.4 million, relating to the financing of grain inventory (see notes 5 and 10).

On March 19, 2009, the Company and Mr. Steve Gutierrez executed a Separation Agreement and General Release (the “Separation Agreement”) providing for his retirement as Chief Operations Officer from the Company effective March 13, 2009. The Separation Agreement provides certain compensation and benefits in connection with his retirement and supersedes the existing employment agreement with the Company. Based on the terms of the Separation Agreement, the Company expects to incur compensation expense totaling $1.9 million in the third quarter of fiscal 2009, including acceleration of the unvested long-term incentive plan award and remaining unvested stock options previously awarded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate an independent clearing and execution platform for exchange-traded futures and options contracts. During the last twelve months, we have served more than 8,000 customers and transacted more than 86.8 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. We also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

We currently operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services (“CES”) and Financial Services. We also report a Corporate and Other segment, which contains corporate investment income, and direct corporate expenses, development expenses, and income from equity investments not directly attributable to our operating segments. Agora-X, LLC (“Agora”) is a startup subsidiary formed to develop an electronic communications network for OTC commodity contracts.

Historically, our profitability has primarily been driven by the C&RM and CES segments of our business. In the three and six months ended February 28, 2009, the C&RM segment experienced a significant decline in income before minority interest and income taxes due to significant declines in exchange-traded and OTC contract trading activity by our customers. The CES segment experienced a significant loss before minority interest and income taxes, primarily due to a specific customer account deficit. For the three and six months ended February 28, 2009, we recorded a provision for bad debts of $87.2 and $112.9 million, comprised of increases to the allowance for doubtful accounts, net of expected recoveries, primarily resulting from an account deficit related to a significant energy trading account in the CES segment. For the three and six months ended February 29, 2008, the provision for bad debts totaled $0.1 million and $0.2 million, respectively. Additionally, both segments have been impacted negatively by the sharp declines in short-term interest rates to historically low levels.

It is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below. The following table sets forth for each segment the income (loss) from continuing operations before minority interest and income tax expense for the three and six months ended February 28, 2009 and February 29, 2008.

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Commodity and Risk Management Services	$3,859	$21,764	$8,480	$38,927
Clearing and Execution Services	(84,811)	8,656	(92,370)	13,812
Financial Services	60	471	120	527
Corporate and Other	(6,190)	(2,402)	(8,128)	(3,696)

Income (loss) from continuing operations before minority interest and income tax (benefit) expense	$(87,082)	$28,489	$(91,898)	$49,570

Statement of Operations

Revenues

Our revenues are comprised of: (1) commissions and clearing fees, (2) risk management service, consulting and related brokerage fees, (3) interest income, (4) other revenues and (5) sales of commodities.

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

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenues generated in the C&RM segment. Service revenues are monthly fees charged to Integrated Risk Management Program (“IRMP”) customers for customized risk management consulting services. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. Brokerage fees are generated from OTC derivative trades and Forex trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. When transacting OTC and Forex contracts with our customers, we will generally offset the customers’ transaction simultaneously with one of our trading counterparties. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar, but not identical, position on an exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. We record revenue on these inmaterial transactions based on difference in fair market value when valuing all open positions.

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

Other revenue. Other revenue represents various ancillary revenue streams, including transportation-related income, profit-share arrangements and patronage income in our Financial Services segment, dividend income and income from equity investments and non-recurring items. Historically, income from non-recurring items have included gains on the sale of exchange stock and exchange seats, special dividends and litigation settlements, and can vary significantly from period-to-period.

Sales of commodities. During fiscal 2009, sales of commodities represent revenue generated from the sale of Renewable Identification Numbers. During fiscal 2008, sales of commodities represent revenue generated from the sale of Chicago Climate Exchange (“CCX”) carbon financial instruments (“CFIs”). When evaluating commodity sales, management focuses on the margin (gross profit) from commodity sales (see “Non-GAAP Financial Measures”). The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income.

Costs and Expenses

Cost of commodities sold. During fiscal 2009 and 2008, cost of commodities represents the product of the volume of purchased RINs and CFIs, and their related costs, respectively.

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

Employee benefits and payroll taxes. Employee benefits and payroll taxes expense consist primarily of employee health insurance, a defined benefit pension plan, two defined contribution plans (401(k) and ESOP), and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees. Effective September 1, 2008, all benefit accounts under our defined benefit pension plan were frozen and no additional benefits will be accrued for active participants under the plan, see Note 12 to the consolidated financial statements.

Interest expense. Interest expense consists of interest charged to us by our lenders on outstanding loans, lines of credit and letters of credit outstanding. Our interest expense depends on the amount of debt outstanding and the interest rate environment, with all of our credit lines bearing interest at variable rates. A significant portion of our interest expense arises from the commodity inventory repurchase programs offered to customers within our Financial Services segment, and is economically offset with financing fees earned from the programs and presented as interest income.

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

Minority interest. On March 3, 2008, the Company executed an agreement with NASDAQ OMX Group, Inc. (“NASDAQ”) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X. The NASDAQ’s initial interest associated with the preferred units was 13.3% ownership in Agora-X. During the three months ended February 28, 2009, NASDAQ completed its initial $7.5 million equity investment, contributing an additional $2.5 million of cash consideration for a total ownership interest of 20%. In connection with the completion of its initial investment, Agora-X issued NASDAQ a warrant, exercisable on or before May 1, 2009, to acquire up to an additional 20 percent interest in Agora-X represented by preferred membership units in exchange for additional consideration of $7.5 million.

Income tax expense (benefit). Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Loss from discontinued operations. The loss from discontinued operations is comprised of impairment losses from Green Diesel’s biodiesel development plant, operating losses from the discontinuance of its operations and costs incurred in disposition of the plant. We completed the disposition of this facility on October 8, 2008.

Non-GAAP Financial Measures

The body of U.S. generally accepted accounting principles is commonly referred to as “GAAP.” A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted under applicable GAAP guidance. In this report on Form 10-Q, we disclose revenues, net of cost of commodities sold, and earnings before interest, taxes, depreciation and amortization, impairment loss on goodwill and losses from discontinued operations, net of applicable taxes (“EBITDA”), both of which are non-GAAP financial measures. Revenues, net of cost of commodities sold, is not a substitute for the GAAP measure of total revenues. EBITDA is not a substitute for the GAAP measure of net income or operating cash flows.

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

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Revenues:
Commissions and clearing fees	$34,551	$45,613	$79,051	$84,995
Service, consulting and brokerage fees	14,088	24,183	33,629	40,457
Interest	4,711	18,858	18,278	32,239
Other	127	2,038	7,894	6,635
Sales of commodities	3,168	1,350	3,345	1,350

Total revenues	56,645	92,042	142,197	165,676
Less: Cost of commodities sold	3,108	830	3,280	830

Revenues, net of cost of commodities sold	$53,537	$91,212	$138,917	$164,846

EBITDA

EBITDA consists of net income (loss) before interest expense, income tax (benefit) expense, depreciation and amortization, impairment loss on goodwill and loss on discontinued operations, net of applicable taxes. We have included EBITDA in this report on Form 10-Q because our management uses it as an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. Our management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measure of net income and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, income tax (benefit) expense, depreciation and amortization, impairment loss on goodwill and losses on discontinued operations, net of tax.

The following table reconciles EBITDA with our net income (loss).

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Net income (loss)	$(50,215)	$12,116	$(53,191)	$25,201
Plus: interest expense	1,083	1,809	2,449	3,010
Plus: depreciation and amortization	757	376	1,360	732
Plus: income tax (benefit) expense	(36,633)	10,700	(38,483)	18,650
Plus: impairment loss on goodwill	714	—	1,888	—
Plus: loss on discontinued operations, net of tax	—	5,673	131	5,719

EBITDA	$(84,294)	$30,674	$(85,846)	$53,312

Results of Operations

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

Executive Summary

We recorded a net loss of $50.2 million in the three months ended February 28, 2009, compared to net income of $12.1 million recorded for the three months ended February 29, 2008, a decrease in profitability of $62.3 million. This decrease was primarily driven by the recognition of $86.3 million in bad debt provisions related to a significant increase in a specific energy customer account deficit during the current quarter and to a lesser extent the combination of a significant decline in customer trading activity across nearly all business lines and historically low short-term interest rates. See “Operations by Segment” and “Capital Resources and Liquidity” for additional discussion related to the energy customer account deficit. Our underlying core commodity risk management consulting business is still performing well despite a difficult commodity market environment, characterized by the liquidation of physical inventories, reduction of credit capacity to carry forward financial positions and inventories, and significantly lower prices and volumes.

The following chart provides a comparison of revenues, costs and expenses, and net income (loss) for the periods:

	Three Months Ended February 28, 2009		Three Months Ended February 29, 2008		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$3,168	5.9%	$1,350	1.5%	$1,818	134.7%
Cost of commodities sold	3,108	5.8%	830	0.9%	2,278	274.5%

Gross profit on commodities sold	60	0.1%	520	0.6%	(460)	(88.5)%
Commissions and clearing fees	34,551	64.5%	45,613	50.0%	(11,062)	(24.3)%
Service, consulting and brokerage fees	14,088	26.3%	24,183	26.5%	(10,095)	(41.7)%
Interest	4,711	8.8%	18,858	20.7%	(14,147)	(75.0)%
Other	127	0.2%	2,038	2.2%	(1,911)	(93.8)%

Revenue, net of cost of commodities sold (1)	53,537	100.0%	91,212	100.0%	(37,675)	(41.3)%

Costs and expenses
Employee compensation and broker commissions	13,019	24.3%	15,197	16.7%	(2,178)	(14.3)%
Pit brokerage and clearing fees	21,366	39.9%	25,392	27.8%	(4,026)	(15.9)%
Introducing broker commissions	4,814	9.0%	8,747	9.6%	(3,933)	(45.0)%
Employee benefits and payroll taxes	2,467	4.6%	2,913	3.2%	(446)	(15.3)%
Interest expense	1,083	2.0%	1,809	2.0%	(726)	(40.1)%
Depreciation	757	1.4%	376	0.4%	381	101.3%
Provision for bad debts	87,168	162.8%	109	0.1%	87,059	N/M
Impairment loss on goodwill	714	1.3%	—	—	714	100.0%
Other expenses	9,231	17.2%	8,180	9.0%	1,051	12.9%

Total costs and expenses (excluding cost of commodities sold)	140,619	262.7%	62,723	68.8%	77,896	124.2%

Income (loss) from continuing operations before income tax (benefit) expense and minority interest	(87,082)	(162.7)%	28,489	31.2%	(115,571)	N/M
Minority interest	(234)	(0.4)%	—	0.0%	(234)	(100.0)%
Income (loss) from continuing operations before income tax (benefit) expense	(86,848)	(162.3)%	28,489	31.2%	(115,337)	N/M
Income tax expense	(36,633)	(68.4)%	10,700	11.7%	(47,333)	N/M

Net income (loss) from continuing operations	(50,215)	(93.8)%	17,789	19.5%	(68,004)	N/M
Loss from discontinued operations, net of tax	—	0.0%	(5,673)	(6.2)%	5,673	(100.0)%

Net income (loss)	$(50,215)	(93.8)%	$12,116	13.3%	$(62,331)	N/M

(1)	Revenues, net of cost of commodities sold, consist of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, decreased $37.7 million, or 41.3% from $91.2 million in the three months ended February 29, 2008, to $53.5 million in the three months ended February 28, 2009. During this period, we experienced significantly lower exchange-traded and OTC contract trading volumes from customers within the agricultural and energy markets. During the period, exchange-traded contract volume decreased by 10.9 million contracts, or 40.2%, from 27.2 million in the three months ended February 29, 2008, to 16.3 million in the three months ended February 28, 2009. OTC contract trading volume decreased by 0.3 million contracts, or 72.6%, from 0.4 million in the three months ended February 29, 2008, to 0.1 million in the three months ended February 28, 2009. The decrease in OTC contract trading volume was primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers. In the CES segment, reduced trading primarily among the high-volume, low-margin electronic trade customers resulted in a higher rate per trade during the current quarter compared to the prior comparative period. We have seen period-over-period increases in per-trade pit brokerage and clearing fees which began in the second half of fiscal 2008, increasing both revenues and related expenses. Interest income has decreased significantly from period to period as a result of sharp declines in short-term interest rates to historically low levels, and a slight decrease in interest-earning segregated assets, as compared to the same period a year ago.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities and cost of commodities sold were $3.2 million and $3.1 million, respectively, in the three months ended February 28, 2009, and were comprised of the purchase and sale of Renewable Identification Numbers (“RINs”). The RIN activity was back-to-back purchase and sales and generated gross profit of $60,000. Sales of commodities and cost of commodities sold were $1.4 million and $0.8 million, respectively, in the three months ended February 29, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.5 million in gross profit for the three month period ended February 29, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and Clearing Fees. Commissions and clearing fees decreased $11.1 million, or 24.3%, from $45.6 million in the three months ended February 29, 2008, to $34.6 million in the three months ended February 28, 2009. The decrease primarily resulted from significant decreases in exchange-contract volume in the C&RM and CES segments. We continue to see increases in per-trade pit brokerage and clearing fees in both segments, which began in the second half of fiscal 2008, increasing both revenues and related expenses. Overall exchange-traded total volume decreased by 10.9 million contracts, or 40.2%, from 27.2 million contracts in the three months ended February 29, 2008, to 16.3 million contracts in the three months ended February 28, 2009. The overall decrease in volumes is directly related to the difficult commodity market environment, which includes the lack of credit capacity by companies to carry inventories and use forward positions. Specifically, we have seen a sharp decline in trading activity over the majority of our traditional commercial business, as well as reduced trading among the high-volume, low-margin electronic trade customers in the CES segment. Our rate realized per trade increased during the current quarter, but as a by-product of the significant decline in volumes, including many with lower historical rates. Additionally, Forex trade activity decreased and reflects a $0.7 million decrease in commissions and fees over the prior comparable period. See “Operations by Segment” for further discussion of revenue and contract volumes.

The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and CES segments for the three months ended February 28, 2009 and February 29, 2008.

	Three Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$33,055	$43,440
Commissions and clearing fees – Forex trades	1,496	2,173

Total commissions and clearing fees	$34,551	$45,613

Exchange contract trade volume (in thousands)	16,271	27,191

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees decreased $10.1 million, or 41.7%, from $24.2 million in the three months ended February 29, 2008, to $14.1 million in the three months ended February 28, 2009. The decrease primarily resulted from the significant decrease in OTC brokerage, as OTC contract volume decreased 268,892 contracts, or 72.6%, in the three months ended February 28, 2009, compared to the three months ended February 29, 2008. The decrease in OTC volume is primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers. The overall OTC rate per contract increased as a result of the change in mix of various OTC products traded. Offsetting this decrease was added revenues from the Forex trade desk and slight increases in IRMP and consultative services. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions, which are short-term in nature and conducted to facilitate the most effective transaction for our customer, are marked-to-market, with the difference in valuation being recorded in current earnings.

The following table sets forth our OTC contract volume for the three months ended February 28, 2009 and February 29, 2008.

	Three Months Ended
	February 28, 2009	February 29, 2008
OTC contract volume	101,445	370,337

Interest Income. Interest income decreased $14.1 million, or 75.0%, from $18.9 million in the three months ended February 29, 2008, to $4.7 million in the three months ended February 28, 2009. The decrease in interest income was due primarily to the significant decrease in short-term interest rates, to historically low levels, and a decrease in investable customer segregated funds and OTC deposits, across both segments of our business. In addition to our investment in U.S. government securities and federal agency obligations, we also invest in money market funds, which return historically higher yields compared to the 90-day Treasury bill. Also, interest income for the three months ended February 29, 2008 included unrealized gains of $4.4 million, on the mark-to-market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in short-term interest rates.

The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the three months ended February 28, 2009 and February 29, 2008.

	Three Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Customer segregated assets, end of period	$1,117,562	$1,452,861
90-day Treasury bill average rates for period	0.13%	2.73%

Other Revenues. Other revenues decreased by $1.9 million from $2.0 million in the three months ended February 29, 2008, to $0.1 million in the three months ended February 28, 2009. Other revenues were minimal in the three months ended February 28, 2009, offset by a loss from our equity interest in FGDI, LLC of $0.2 million. For the three months ended February 29, 2008, other revenue includes income from our equity interest in FGDI, LLC of $0.6 million, transactional commodity financing income of $0.8 million, and transportation-related income.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions decreased $2.2 million, or 14.3%, from $15.2 million in the three months ended February 29, 2008, to $13.0 million in the three months ended February 28, 2009. The expense decrease was primarily a result of volume-related decreased broker commissions in the C&RM segment and a lack of short-term incentive awards in the current period. Offsetting these decreases is an acceleration of $2.8 million in compensation expense representing a portion of the executive long-term incentive plan, awarded in November 2008, and unrecognized share-based compensation expense for unvested stock options relating to our chief executive officer. The chief executive officer’s employment agreement includes provisions to eliminate the future service requirement upon reaching retirement eligibility under our defined benefit pension plan, in order to receive currently unvested awards. This chief executive officer became retirement eligible under the applicable plan during the three months ended February 28, 2009, and compensation expense had been accelerated through that date.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees decreased $4.0 million, or 15.9% from $25.4 million in the three months ended February 29, 2008, to $21.4 million in the three months ended February 28, 2009, in direct relation with the decreased volume of exchange-traded contracts. This decrease is offset by the increases in per-trade pit brokerage and clearing fees from the futures exchanges that occurred during the last half of fiscal 2008, increasing both revenues and related expenses.

Introducing Broker Commissions. Introducing broker (“IB”) commissions decreased $3.9 million, or 45.0%, from $8.7 million in the three months ended February 29, 2008, to $4.8 million in the three months ended February 28, 2009. The decrease was primarily due to the significant declines in contract trading volumes from customers introduced by our IBs in the C&RM and CES segments.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes decreased $0.4 million, or 15.3%, from $2.9 million in the three months ended February 29, 2008, to $2.5 million in the three months ended February 28, 2009. This decrease was primarily related to the decrease in broker commissions to our risk management consultants and the savings impact of the freeze in benefits under the defined benefit pension plan.

Interest. Interest expense decreased $0.7 million, or 40.1%, from $1.8 million in the three months ended February 29, 2008, to $1.1 million in the three months ended February 28, 2009. The decrease is primarily a result of a $1.4 million decrease in interest expense associated with the commodity financing programs, due primarily to a significant reduction in the utilization of our commodity inventory financing programs during the current quarter, and lower short-term rates. Offsetting the decrease in interest expense is the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended February 29, 2008.

Provision for Bad Debts. Provision for bad debts increased $87.1 million, from $0.1 million in the three months ended February 29, 2008, to $87.2 million in the three months ended February 28, 2009 . This increase is primarily from a significant energy trading account deficit in the CES segment that increased substantially during the three months ended February 28, 2009, causing an increase to the provision of $86.3 million. During the period, we attempted to control the orderly liquidation of the account and took specific steps intended to reduce the market risk associated with the trading position of the energy account. On March 12, 2009, the account owner transferred the account to a third party, eliminating all material future exposure to the account. See “Operations by Segment” and “Capital Resources and Liquidity” for additional discussion related to the energy customer account deficit.

Impairment Loss on Goodwill. An impairment loss on goodwill of $0.7 million was recorded during the three months ended February 28, 2009. The impairment relates to additional purchase price payment, related to an acquisition in fiscal 2008, which was due based on profitability levels of the acquired business in accordance with the original purchase agreement. At the end of the second quarter of fiscal 2009, due to the significant provision for bad debts and due to the continued uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of the goodwill at the reporting unit level, resulting in the write-off of the recently recorded additional purchase price. There was no impairment loss recorded during the three months ended February 29, 2008.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, from $0.4 million in the three months ended February 29, 2008, to $0.8 million in the three months ended February 28, 2009. Depreciation expense has increased related to Agora-X placing its electronic communications network for OTC commodity contracts into service during the second quarter of fiscal 2009. Additionally, amortization expense increased related to intangible assets with determinable lives, acquired as part of acquisitions completed during the second quarter of fiscal 2008.

Other Expenses. Other expenses increased $1.1 million, or 12.9% from $8.2 million in the three months ended February 29, 2008, to $9.2 million in the three months ended February 28, 2009, primarily due to a $0.8 million increase in professional fees, a $0.5 million increase in office, equipment and facilities rent and expenses, $0.3 million in dues and fees, offset by a $0.3 million decrease in travel and related expenses.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $36.6 million during the three months ended February 28, 2009. Our provision for income taxes was $10.7 million in the three months ended February 29, 2008. The decrease was due primarily to the recorded net loss for the current period. Our effective income tax rate was 42.2% in the three months ended February 28, 2009, compared to 37.6% for the three months ended February 28, 2009. The increase in the effective tax rate is primarily due to an increase in state tax rates due to increased state tax apportionment factors resulting from changes in certain state apportionment calculation formulas, shifts in the amount of revenue generated among states, and effects of the sale of our majority interest in FGDI.

Operations by Segment

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008.

Our reportable operating segments consist of C&RM, CES and Financial Services. Direct corporate revenues and expenses and equity earnings from equity affiliates that are not identified with one of our three operating segments are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interest and income taxes. Reconciling amounts represent the elimination of interest income and expense and commission income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the consolidated statements of operations is included in Note 18 to the consolidated financial statements.

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

The segment results that follow present the segment information from continuing operations and exclude Green Diesel’s operating results. All historical information has been restated to conform to this presentation

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from four primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts and Forex trades, (2) brokerage fees from OTC transactions, (3) interest income, net of interest returned to customers, derived from both investable exchange customer segregated asset balances and OTC customer margin assets, as well as from our proprietary excess funds, and (4) risk management service and consulting fees. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. The principal factors that affect our financial performance in this segment include:

•	customer and counterparty creditworthiness and liquidity,

•	the level of volatility in commodity prices,

•	the level of knowledge and sophistication of our customers with respect to commodity risk,

•	the development of new risk management products for our customers,

•	the volume of commodities produced and consumed by our customers, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides a summary of the financial performance for this segment.

	Three Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Sales of commodities	$3,168	$1,350
Cost of commodities sold	3,108	830

Gross profit on commodities sold	60	520
Commissions and clearing fees	10,564	13,965
Service, consulting and brokerage fees	14,130	24,312
Interest	723	7,532
Other	59	166

Revenues, net of cost of commodities sold	25,536	46,495
Costs and expenses:
Expenses (excluding interest expense)	20,753	24,327
Provision for bad debts	617	350
Interest expense	307	54

Total costs and expenses (excluding cost of commodities sold)	21,677	24,731

Segment income before minority interest and income taxes	$3,859	$21,764

Sales of commodities and cost of commodities sold were $3.2 million and $3.1 million, respectively, in the three months ended February 28, 2009, and were comprised of the purchase and sale of RINs. Such sales of the RINs were back-to-back and generated gross profit of $60,000. Sales of commodities and cost of commodities sold were $1.4 million and $0.8 million, respectively, in the three months ended February 29, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.5 million in gross profit for the three month period ended February 29, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and clearing fee revenues decreased $3.4 million, or 24.3%, from $14.0 million in the three months ended February 29, 2008, to $10.6 million in the three months ended February 28, 2009. This decrease in commissions and clearing fees was primarily the result of a 0.3 million contract, or 33.3%, decrease in trading volume for exchange-traded contracts, from 0.9 million contracts in the three months ended February 29, 2008, to 0.6 million contracts in the three months ended February 28, 2009. This decrease in volume is a result of the de-leveraging of grain prices, reduced volatility among commodity markets and the tightening in the financial credit market. Offsetting this decline in volumes, the average rate per trade increased during the period as compared to the comparable period most notably benefiting from the volume decline being among lower margin trades. Offsetting the decrease were incremental revenues from our acquisitions, which were completed throughout the second quarter of fiscal 2008. A decline in Forex activity, also impacted by the overall economic financial markets, resulted in a $0.7 million decrease in commissions during the current quarter.

Service, consulting and brokerage fees decreased $10.2 million, or 41.9%, from $24.3 million in the three months ended February 29, 2008, to $14.1 million in the three months ended February 28, 2009. This decrease was primarily due to the $10.1 million decline in OTC brokerage, as OTC contract volume decreased 268,892 contracts, or 72.6%, in the three months ended February 28, 2009, compared to the three months ended February 29, 2008. The decrease in OTC volume continues to stem from the significant slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers as those economies face similar financial market constraints. The overall OTC rate per contract increased as a result of the change in mix of various OTC products traded. We also experienced a decrease in consultative services, while offset by the slight increase in IRMP fees. Revenues from the Forex trade desk in the three months ended February 28, 2009 were comparable to revenues generated from the OTC trade desk in the three months ended February 29, 2008. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature and are conducted to facilitate the most effective transaction for our customer. Revenues from the trade desks were $4.4 million and $4.6 million in the three months ended February 28, 2009 and February 29, 2008, respectively.

Interest income decreased $6.8 million, or 90.7%, from $7.5 million in the three months ended February 29, 2008, to $0.7 million in the three months ended February 28, 2009, which was due primarily to the significant decline in short-term interest rates to historically low levels, and to a lesser extent, decreases in investable customer segregated and OTC deposits. Also, interest income for the three months ended February 29, 2008 included unrealized gains of $2.5 million, on the mark-to-market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in short-term interest rates.

Costs and expenses, excluding provision for bad debts and interest expense, decreased $3.5 million, or 14.4%, from $24.3 million in the three months ended February 29, 2008, to $20.8 million in the three months ended February 28, 2009. Pit brokerage and clearing fees decreased $0.1 million, primarily related to decreased exchange contract volume, offset by the increase in per-trade rate and Forex trade-desk activity. IB commissions decreased $0.4 million, primarily related to a decrease in IB contract volume during the period, offset by an increase in IB compensation paid on Forex activity. Employee compensation and broker commissions and related benefits decreased $3.9 million, primarily related to decreased commission expense and decreased incentive compensation as a result of our operating loss and unlikelihood of reaching incentive award thresholds. Depreciation and amortization increased $0.2 million, primarily a result of amortization of intangible assets with determinable lives, acquired as part of acquisitions. Finally, other expenses increased $0.7 million, primarily relating to a $0.7 million impairment of recently recorded goodwill created by adjusting the purchase price of an acquisition.

Provision for bad debts increased $0.3 million in the three months ended February 28, 2009, resulting from an increase in the allowance for doubtful accounts.

Interest expense increased $0.3 million in the three months ended February 28, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended February 29, 2008. Additionally, we incurred interest expense on occasional day-to-day draw-downs on the margin facility.

Clearing and Execution Services

The CES segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. The principal factors that affect our financial performance in this segment include:

•	customer creditworthiness and liquidity,

•	the level of volatility in commodity prices,

•	the macro-economic financial market conditions, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides a summary of the financial performance for this segment.

	Three Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Revenues:
Commissions and clearing fees	$24,241	$31,984
Service, consulting and brokerage fees	—	—
Interest	3,227	8,964
Other	18	—

	27,486	40,948
Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	25,273	32,522
Provision for bad debts	86,551	(250)
Interest expense	473	20

Total costs and expenses	112,297	32,292

Segment income (loss) before minority interest and income taxes	$(84,811)	$8,656

Commissions and clearing fees decreased $7.8 million, or 24.4%, from $32.0 million in the three months ended February 29, 2008, to $24.2 million in the three months ended February 28, 2009. This decrease was primarily driven by the significant decline in the volume of exchange-traded contracts executed, offset slightly by the continuation of the rise in per-trade clearing fee rates which began in the second half of fiscal 2008. Exchange contract trading volume decreased 10.6 million contracts, or 40.3%, from 26.3 million contracts in the three months ended February 29, 2008, to 15.7 million contracts in the three months ended February 28, 2009. This decrease in exchange-traded contracts was caused by the macro-economic financial market conditions. We did not experience any substantial loss in customers; however we have seen significant reductions in the trading activities of the majority of our customers. When comparing the overall contract rates in the three months ended February 29, 2009 to the corresponding prior year period, our rate per contract increased, primarily as a result of the most significant volume reduction being within the high-volume, low-margin electronic trades and the rise in per-trade clearing fees rates.

Interest income decreased $5.8 million, or 64.4%, from $9.0 million in the three months ended February 29, 2008, to $3.2 million in the three months February 28, 2009. The decrease is primarily a result of the significant decline in short-term interest rates, as we typically are invested in U.S government securities, federal agency obligations, and money market funds. Additionally, we have seen a slight decline in investable customer segregated funds over the prior comparable period, resulting from the reduction in customer trading activity. Also, interest income for the three months ended February 29, 2008 included unrealized gains of $2.5 million on the mark-to-market valuation of derivative contracts that were entered into for the purpose of managing a portion of our exposure to changes in short-term interest rates.

Costs and expenses, excluding the provision for bad debts and interest expense, decreased $7.2 million, or 22.2%, from $32.5 million in the three months ended February 29, 2008, to $25.3 million in the three months ended February 28, 2009. The decrease in costs and expenses are primarily related to the decrease in pit brokerage and clearing fees and introducing brokerage commissions, which are variable in nature and impacted by transaction volume and profitability. Accordingly, pit brokerage and clearing fees decreased $4.1 million, offset by the per-trade rise in the exchanges clearing fee rates beginning in the second half of fiscal 2008, and introducing broker commissions decreased $3.4 million. Employee compensation and related benefits decreased $0.1 million, primarily related to decreased incentive compensation as a result of the segment’s operating loss and unlikelihood of reaching incentive award thresholds. Offsetting this decrease in costs was an increase in professional fees of $0.7 million, primarily incurred relative to the specific energy account deficit discussed below.

Provision for bad debts increased $86.8 million in the three months ended February 28, 2009, primarily as a result of the increase in the allowance for doubtful accounts related to a specific energy account deficit for which we served as the clearing firm. In the previously reporting period ended November 30, 2008, we recorded a provision for bad debts related to the specific energy account deficit in the amount of $20.0 million. On February 24, 2009, we reported an expectation of additional loss related to the specific energy account deficit resulting from significant changes in the account value. On March 12, 2009, we transferred to a third party substantially all of the positions and liability related to the energy trading customer account which had experienced significant losses. The transfer of the positions eliminates all material future exposure to the account. As a result of the transfer, we expect the total provision for bad debts related to this specific energy account to total $110.7 million, including the recognition of an additional $5.2 million in the three months ending May 31, 2009. See “Liquidity and Capital Resources” for additional discussion.

Interest expense increased $0.5 million in the three months ended February 28, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended February 29, 2008.

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

Subsequent to February 28, 2009, FCStone Financial, Inc.’s line of credit facilities with CoBank and Deere Credit, Inc. related to our commodity financing programs have expired and were not renewed. At February 28, 2009, we had amounts outstanding with CoBank and Deere on these lines of credit of $4.1 million and $2.4 million, respectively, related to the financing of grain inventory. Prior to the expiration of the credit facilities, the maturity dates of the outstanding balances have been extended until May 1, 2009 and June 1, 2009 for amounts due CoBank, of $3.0 million, and Deere, of $1.1 million, respectively. These remaining outstanding balances will be repaid with cash proceeds received from the sale of grain inventory, see note 5 to the consolidated financial statements.

The commodity financing programs are not a primary source of revenue or profit, and this segment has historically served as a compliment to our C&RM segment enabling us to provide additional value-added services to our customers. Based on current credit market conditions, our participation in these arrangements will be significantly reduced throughout the remainder of fiscal 2009, however, based on historical impact, management does not believe the expiration of these lines, or our reduction of the financing programs, will significantly impact our overall business operations.

In this segment, we generate revenues from two primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers and (2) revenues from profit-share arrangements where we act as an agent in the transaction trades. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted share of the profit. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides a summary of the financial performance of this segment.

	Three Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Revenues:
Commissions and clearing fees	$—	$—
Service, consulting and brokerage fees	—	—
Interest	739	2,318
Other	39	1,184

	778	3,502
Costs and expenses:
Expenses (excluding interest expense)	405	1,255
Interest expense	313	1,776

Total costs and expenses	718	3,031

Segment income before minority interest and income taxes	$60	$471

Interest income decreased $1.6 million, or 69.6%, from $2.3 million in the three months ended February 29, 2008, to $0.7 million in the three months ended February 28, 2009. This decrease resulted from decreased activity in the commodity inventory financing program, affected by lower grain prices and the downturn in the overall credit environment. Additionally, the interest charged in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Other income for the three months ended February 29, 2008, was comprised primarily of railcar sublease income and transactional financing income totaling $1.2 million. During the three months ended February 28, 2009, there were no profitable commodity financing transactions to receive profit-share and additionally, we discontinued the railcar subleasing program during the first quarter of fiscal 2009.

Costs and expenses, excluding interest expense, decreased $0.9 million from $1.3 million in the three months ended February 29, 2008, to $0.4 million in the three months ended February 28, 2009. The three months ended February 29, 2008 included a $0.6 million charge to the provision for bad debts related to interest and management fees due from the previous affiliate Green Diesel, LLC, and $0.3 million of leasing fees related to the railcar subleasing program that was discontinued during the first quarter of fiscal 2009.

Interest expense decreased $1.5 million, or 83.3%, from $1.8 million in the three months ended February 29, 2008, to $0.3 million in the three months ended February 28, 2009. The decrease in interest expense resulted from the decreased activity in the commodity inventory financing program, as we borrow on specific credit lines related to these programs for funding. Additionally, the interest costs in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Corporate and Other

The Corporate and Other segment historically consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, and general insurance. Additionally, expenses incurred in the ongoing development of Agora-X, a startup subsidiary which has developed an electronic communications network for OTC commodity contracts, are reported within the Corporate and Other segment.

The Corporate and Other segment generated minimal revenue during the three months ended February 28, 2009. Revenues generated in the Corporate and Other segment for the three months ended February 29, 2008 were $1.0 million, and included $0.6 million from the equity interest in the earnings of FGDI and $0.3 million in interest and dividend income.

In the three months ended February 28, 2009, costs and expenses in the Corporate and Other segment totaled $6.2 million and included $1.3 million of expenses incurred related to Agora-X. In the three months ended February 29, 2008, costs and expenses in the Corporate and Other segment totaled $3.4 million and included $0.2 million of expenses incurred related to Agora-X. Excluding amounts attributable to Agora-X, the increase in costs and expenses result primarily from a $1.9 million increase in employee compensation. This increase includes an acceleration of $2.8 million in compensation expense representing a portion of the executive long-term incentive plan, awarded in November 2008, based on surpassing target performance thresholds in fiscal 2008, and unrecognized share-based compensation expense for unvested stock options relating to our chief executive officer. The chief executive officer’s employment agreement includes provisions to eliminate the future service requirement upon reaching retirement eligibility under our defined benefit pension plan in order to receive currently unvested awards. This chief executive officer became retirement eligible under the applicable plan during the three months ended February 28, 2009, requiring the acceleration of the compensation expense. Offsetting this increase to employee compensation was a decrease in short-term incentive awards, due to the unlikelihood of reaching incentive award thresholds in the current fiscal year. Expenses attributable to Agora-X, increased $1.1 million as the entity has added employee personnel, incurred professional fees related to obtaining regulatory approval, and have begun to incur service and maintenance costs to the electronic communication network.

Six Months Ended February 28, 2009 Compared to Six Months Ended February 29, 2008

Executive Summary

We recorded a net loss of $53.2 million in the six months ended February 28, 2009, compared to net income of $25.2 million recorded for the six months ended February 29, 2008, a decrease in profitability of $78.4 million. This decrease was primarily driven by the recognition of $106.3 million in bad debt provisions relating to a significant increase in a specific energy customer account deficit during this period and the combination of a significant decline in trading activity across most business lines, and historically low short-term interest rates. See “Operations by Segment” and “Capital Resources and Liquidity” for additional discussion related to the energy customer account deficit.

The following chart provides revenues, costs and expenses, and net income (loss) for the period comparison.

	Six Months Ended February 28, 2009		Six Months Ended February 29, 2008		Variance
	(in Thousands)	% of Revenues, Net of Cost of Commodities Sold	(in Thousands)	% of Revenues, Net of Cost of Commodities Sold	(in Thousands)	% Change
Sales of commodities	$3,345	2.4%	$1,350	0.8%	$1,995	147.8%
Cost of commodities sold	3,280	2.4%	830	0.5%	2,450	N/M
Gross profit on commodities sold	65	0.0%	520	0.3%	(455)	(87.5)%
Commissions and clearing fees	79,051	56.9%	84,995	51.6%	(5,944)	(7.0)%
Service, consulting and brokerage fees	33,629	24.2%	40,457	24.5%	(6,828)	(16.9)%
Interest	18,278	13.2%	32,239	19.6%	(13,961)	(43.3)%
Other revenues	7,894	5.7%	6,635	4.0%	1,259	19.0%

Revenues, net of cost of commodities sold (1)	138,917	100.0%	164,846	100.0%	(25,929)	(15.7)%
Costs and expenses
Employee compensation and broker commissions	28,389	20.4%	28,444	17.3%	(55)	(0.2)%
Pit brokerage and clearing fees	48,766	35.1%	46,177	28.0%	2,589	5.6%
Introducing broker commissions	12,256	8.8%	16,075	9.8%	(3,819)	(23.8)%
Employee benefits and payroll taxes	4,301	3.1%	5,930	3.6%	(1,629)	(27.5)%
Interest expense	2,449	1.8%	3,010	1.8%	(561)	(18.6)%

Depreciation and amortization	1,360	1.0%	732	0.4%	628	85.8%
Provision for bad debts	112,901	81.3%	184	0.1%	112,717	N/M
Impairment loss on goodwill	1,888	1.4%	—	0.0%	1,888	100.0%
Other expenses	18,505	13.3%	14,724	8.9%	3,781	25.7%

Total costs and expenses (excluding cost of commodities sold)	230,815	166.2%	115,276	69.9%	115,539	100.2%
Income (loss) from continuing operations before income tax (benefit) expense and minority interest	(91,898)	(66.2)%	49,570	30.1%	(141,468)	N/M
Minority interest	(355)	(0.3)%	—	0.0%	(355)	(100.0)%

Income (loss) from continuing operations before income tax (benefit) expense	(91,543)	(65.9)%	49,570	30.1%	(141,113)	N/M
Income tax expense	(38,483)	(27.7)%	18,650	11.3%	(57,133)	N/M

Net income (loss) from continuing operations	(53,060)	(38.2)%	30,920	18.8%	(84,980)	N/M

Loss from discontinued operations, net of tax	(131)	(0.1)%	5,719	3.5%	(5,588)	(97.7)%

Net income (loss)	$(53,191)	(38.3)%	$25,201	15.3%	$(78,392)	N/M

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, decreased $25.9 million, or 15.7% from $164.8 million in the six months ended February 29, 2008, to $138.9 million in the six months ended February 28, 2009. This result was significantly impacted by lower exchange-traded and OTC contract trading volumes from customers within the agricultural and energy markets. During the period, exchange-traded contract volume decreased by 12.9 million contracts, or 25.5%, from 50.5 million in the six months ended February 29, 2008, to 37.6 million in the six months ended February 28, 2009. OTC contract trading volume decreased by 0.3 million contracts, or 46.6%, from 0.7 million in the six months ended February 29, 2008, to 0.4 million in the six months ended February 28, 2009. The decrease in OTC contract trading volume was primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian businesses. In the CES segment, reduced trading among all customers and specifically the high-volume, low-margin electronic trade customers resulted in a higher rate per trade during the current period compared to the prior comparative period. We have seen period-over-period increases in per-trade pit brokerage and clearing fees within both segments which began in the second half of fiscal 2008, increasing both revenues and related expenses. Interest income has decreased significantly from period to period as a result of sharp declines in short-term interest rates to historically low levels, despite an increase in interest-earning segregated assets, primarily in the CES segment as compared to the same period a year ago.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities and cost of commodities sold were $3.4 million and $3.3 million, respectively, in the six months ended February 28, 2009, and were comprised primarily of the purchase and sale of RINs. Such sales of the RINs were back-to-back and generated gross profit of $65,000. Sales of commodities and cost of commodities sold were $1.4 million and $0.8 million, respectively, in the six months ended February 29, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.5 million in gross profit for the three month period ended February 29, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and Clearing Fees. Commissions and clearing fees decreased $5.9 million, or 7.0%, from $85.0 million in the six months ended February 29, 2008, to $79.1 million in the six months ended February 28, 2009. The increase was due to a sharp decline in trading volume, which decreased by 12.9 million exchange-traded contracts, or 25.5%, from 50.5 million contracts in the six months ended February 29, 2008, to 37.6 million contracts in the six months ended February 28, 2009. Forex trades decreased slightly with approximately $0.3 million of decreased commissions and fees over the prior comparable period.

	Six Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$75,870	$81,554
Commissions and clearing fees – Forex trades	3,181	3,441

Total commissions and clearing fees	$79,051	$84,995

Exchange contract trade volume (in thousands)	37,605	50,468

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees decreased $6.8 million, or 16.9%, from $40.5 million in the six months ended February 29, 2008, to $33.6 million in the six months ended February 28, 2009. This decrease was primarily due to the significant decline in OTC brokerage, as OTC contract volume decreased approximately 313,000, or 46.6%, from approximately 672,000 contracts in the six months ended February 29, 2008, to approximately 359,000 contracts in the six months ended February 28, 2009, see “Operations by Segment” for further discussion. Offsetting the decrease in OTC brokerage was added revenues from the Forex trade desk and increased consultative services. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature are conducted to facilitate the most effective transaction for our customer. The following table sets forth our OTC contract volume for the six months ended February 29, 2008 and February 28, 2009.

	Six Months Ended
	February 28, 2009	February 29, 2008
OTC contract volume	358,604	671,595

Interest Income. Interest income decreased $14.0 million, or 43.3%, from $32.2 million in the six months ended February 29, 2008, to $18.3 million in the six months ended February 28, 2009. The decrease in interest income was due primarily to the sharp decrease in short-term interest rates to historically low levels, despite an average increase in interest-earning segregated assets, throughout the six month period, in the CES. In addition to our investments in U.S. government securities and federal agency obligations, we also invest in money market funds, which return historically higher yields when compared to the 90-day Treasury bill. The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the six months ended February 29, 2008 and February 28, 2009. Additionally, the six months ended February 29, 2008 included unrealized gains of $5.0 million, on the mark-to-market valuation of derivative contracts that were designed to manage a portion of our exposure to changes in short-term interest rates.

	Six Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Customer segregated assets, end of period	$1,117,562	$1,452,861
90-day Treasury bill average rates for period	0.38%	3.15%

Other Revenues. Other revenues increased by $1.3 million, or 19.0%, from $6.6 million in the six months ended February 29, 2008, to $7.9 million in the six months ended February 28, 2009. Other revenue includes the gains on the sale of excess exchange stock and trading rights of $6.4 million and $2.9 million in the six months ended February 2009 and 2008, respectively. Other revenues also includes income from equity investments, mainly resulting from our equity interest in FGDI, LLC, which was $0.7 million and $2.0 million in the six months ended February 2009 and 2008, respectively.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions were $28.4 million in the six months ended February 28, 2009 and February 29, 2008, respectively. Although the overall expense was constant, there was a decrease in volume-related broker commissions in the C&RM segment and overall decrease in incentive compensation as a result of our operating loss and unlikelihood of reaching incentive award thresholds. These decreases were offset by increased compensation in the Corporate and Other segment related to the acceleration of $2.8 million of the long-term incentive award and unvested stock options, and additionally, we have added personnel in the compliance and information technology functions.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees increased $2.6 million, or 5.6% from $46.2 million in the six months ended February 29, 2008, to $48.8 million in the six months ended February 28, 2009, despite the decreased volume of exchange-traded contracts. This increase is primarily related to increased fees resulting from the Forex trade-desk activity and the increase in per-trade pit brokerage and clearing fees from the futures exchanges beginning in the second half of fiscal 2008, increasing both revenues and related expenses.

Introducing Broker Commissions. Introducing broker commissions decreased $3.8 million, or 23.8%, from $16.1 million in the six months ended February 29, 2008, to $12.3 million in the six months ended February 28, 2009. The decrease was primarily due to the significant decrease in contract trading volumes from customers introduced by our introducing brokers in the CES segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes decreased $1.6 million, or 27.5%, from $5.9 million in the six months ended February 29, 2008, to $4.3 million in the six months ended February 28, 2009. This decrease was primarily related to the decrease in broker commissions paid to our risk management consultants, and the savings impact of the freeze in benefits under the defined benefit pension plan.

Interest. Interest expense decreased $0.6 million, or 18.6%, from $3.0 million in the six months ended February 29, 2008, to $2.4 million in the six months ended February 28, 2009. The decrease is primarily a result of a $1.9 million decrease in interest expense associated with the commodity financing programs, due primarily to a significant reduction in the utilization of our commodity inventory financing programs during the six month period, and lower short-term rates. Offsetting the decrease in interest expense is the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the six months ended February 29, 2008.

Provision for Bad Debts. Provision for bad debts increased $112.7 million, from $0.2 million in the six months ended February 29, 2008, to $112.9 million in the six months ended February 28, 2009. This increase is primarily from a significant energy trading account deficit in the CES segment that increased substantially during the three months ended February 28, 2009, causing an increase to the provision of $106.3 million. During the period, we attempted to control the orderly liquidation of the account and took specific steps intended to reduce the market risk associated with the trading position of the energy account. On March 12, 2009, the account owner transferred the account to a third party, eliminating all material future exposure to the account. See “Operations by segment” and “Capital Resources and Liquidity” for additional discussion related to the energy customer account deficit.

Impairment Loss on Goodwill. An impairment loss on goodwill of $1.9 million was recorded during the six months ended February 28, 2009. The impairment relates to previously recorded goodwill. During the six months ended February 28, 2009, due to the significant provision for bad debts and due to the continued uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded that triggering events had occurred indicating potential impairment and performed an impairment test of the goodwill at the reporting unit level, resulting in the write-off of the recently recorded additional purchase price. There was no impairment loss recorded during the six months ended February 29, 2008.

Depreciation and Amortization. Other expenses increased $0.6 million, or 85.8% from $0.8 million in the six months ended February 29, 2008, to $1.4 million in the six months ended February 28, 2009. Depreciation expense has increased related to Agora-X, LLC placing its electronic communications network for OTC commodity contracts into service during the second quarter of fiscal 2009. Additionally, amortization expense increased related to intangible assets with determinable lives, acquired as part of acquisitions completed during the second quarter of fiscal 2008.

Other Expenses. Other expenses increased $3.8 million, or 25.7%, from $14.7 million in the six months ended February 29, 2008, to $18.5 million in the six months ended February 28, 2009, primarily due to a $1.5 million increase in professional fees, a $1.4 million increase in office, equipment and facilities rent and expenses, and a $0.7 million increase in dues and fees.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $38.5 million during the six months ended February 28, 2009. Our provision for income taxes was $18.7 million in the six months ended February 29, 2008. The decrease was due primarily to the recorded net loss for the current period. Our effective income tax rate was 40.5% in the six months ended February 28, 2009, compared to 37.3% for the six months ended February 28, 2009. The increase in the effective tax rate is primarily due to an increase in state tax rates due to increased state tax apportionment factors resulting from changes in certain state apportionment calculation formulas, shifts in the amount of revenue generated among states, and effects of the sale of our majority interest in FGDI.

Operations by Segment

Six Months Ended February 28, 2009 Compared to Six Months Ended February 29, 2008

Commodity and Risk Management Services

The following table provides a summary of the financial performance for this segment.

	Six Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Sales of commodities	$3,345	$1,350
Cost of commodities sold	3,280	830

Gross profit on commodities sold	65	520
Commissions and clearing fees	25,060	25,862
Service, consulting and brokerage fees	33,715	40,662
Interest	4,169	13,648
Other	331	3,079

Revenues, net of cost of commodities sold	63,340	83,771
Costs and expenses:
Expenses (excluding interest expense)	48,240	44,512
Provision for bad debts	6,065	275
Interest expense	555	57

Total costs and expenses (excluding cost of commodities sold)	54,860	44,844

Segment income before minority interest and income taxes	$8,480	$38,927

Sales of commodities and cost of commodities sold were $3.4 million and $3.3 million, respectively, in the six months ended February 28, 2009, and were comprised primarily of the purchase and sale of RINs. Such sales of the RINs were back-to-back and generated gross profit of $65,000. Sales of commodities and cost of commodities sold were $1.4 million and $0.8 million, respectively, in the six months ended February 29, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.5 million in gross profit for the three month period ended February 29, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and clearing fee revenues decreased $0.8 million, or 3.1%, from $25.9 million in the six months ended February 29, 2008, to $25.1 million in the six months ended February 28, 2009. This decrease in commissions and clearing fees was primarily due to the 0.2 million contract, or 12.5%, decrease in trading volume for exchange-traded contracts, from 1.6 million contracts in the six months ended February 29, 2008, to 1.4 million contracts in the six months ended February 28, 2009. This decrease in volume is a result of the de-leveraging of grain prices, reduced volatility among commodity markets and the tightening in the financial credit market. As a result of the volume decline, particularly among lower margin-rate activity, we have experienced a slight increase in the average rate per trade. Additionally, we experienced a minimal decrease in Forex trade commissions, of $0.3 million. Offsetting these decreases was the increase in the per-trade fees which began in the second half of fiscal 2008.

Service, consulting and brokerage fees decreased $7.0 million, or 17.2%, from $40.7 million in the six months ended February 29, 2008, to $33.7 million in the six months ended February 28, 2009. This decrease was primarily due to the $9.9 million decline in OTC brokerage, as OTC contract volume decreased 0.3 million contracts, or 46.6%, in the six months ended February 28, 2009, compared to the three months ended February 29, 2008. The decrease in OTC volume continues to stem from the significant slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers as those economies face similar financial market constraints. The overall OTC rate per contract increased as a result of the change in mix of various OTC products traded. Offsetting the decreases were added revenues from the Forex trade desk and increased consultative services. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature and are conducted to facilitate the most effective transaction for our customer. Revenues from the trade desks were $6.9 million and $4.5 million in the six months ended February 28, 2009 and February 29, 2008, respectively.

Interest income decreased $9.4 million, or 69.1%, from $13.6 million in the six months ended February 29, 2008, to $4.2 million in the six months ended February 28, 2009, which was due primarily to the significant decline in short-term interest rates and a decrease in investable OTC deposits, despite a slight increase in investable customer segregated deposits. Interest income for the six months ended February 29, 2008 included unrealized gains of $2.5 million, on the mark-to-market valuation of derivative contracts that were designed to manage a portion of our exposure to changes in short-term interest rates.

Other income decreased $2.8 million from $3.1 million in the six months ended February 29, 2008 to $0.3 million in the six months ended February 28, 2009. Other income for the six months ended February 28, 2009 related to ancillary revenue streams, while other revenues for the six months ended February 29, 2008 included $2.9 million in gains from the sale of excess exchange stock and trading rights.

Expenses, excluding provision for bad debts and interest expense, increased $3.7 million, or 8.3%, from $44.5 million in the six months ended February 29, 2008, to $48.2 million in the six months ended February 28, 2009. Pit brokerage and clearing fees increased $2.0 million, primarily related to increased exchange per-trade rates and Forex trade-desk activity. IB commissions increased $0.3 million, primarily due to IB commissions related to Forex activity, as exchange-traded contract volume related to IBs remained relatively constant during the period. Employee compensation and broker commissions and related benefits decreased $2.3 million, primarily related to decreased commission expense and decreased incentive compensation as a result of our overall operating loss and unlikelihood of reaching incentive award thresholds. Depreciation and amortization increased $0.5 million, primarily a result of amortization of intangible assets with determinable lives, acquired as part of the previously mentioned acquisitions. Finally, other expenses increased $3.0 million, including a $1.0 million impairment of goodwill, $0.7 million of research and development costs relating to technological product development in the renewable fuels industry and increases in professional fees, facilities and equipment rent and expenses, communication and information and insurance costs.

Provision for bad debts increased $5.8 million in the six months ended February 28, 2009, primarily as a result of the increase in the allowance for doubtful accounts related to a renewable fuels account deficit and a foreign exchange account deficit arising in the first quarter of fiscal 2009.

Interest expense increased $0.5 million in the six months ended February 28, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008. Additionally, we incurred interest expense on occasional day-to-day draw-downs on the margin facility.

Clearing and Execution Services

The following table provides a summary of the financial performance for this segment.

	Six Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Revenues
Commissions and clearing fees	$54,531	$59,652
Service, consulting and brokerage fees	—	—
Interest	12,333	14,334
Other	5,048	—

	71,912	73,986
Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	56,799	60,233
Provision for bad debts	106,551	(100)
Interest expense	932	41

Total costs and expenses	164,282	60,174

Segment income (loss) before minority interest and income taxes	$(92,370)	$13,812

Commissions and clearing fees decreased $5.2 million, or 8.7%, from $59.7 million in the six months ended February 29, 2008, to $54.5 million in the six months ended February 28, 2009. This decrease was primarily driven by the significant decline in the volume of exchange-traded contracts executed, offset slightly by the rise per-trade in clearing fee rates beginning in the last half of fiscal 2008. Exchange contract trading volume decreased 12.7 million contracts, or 26.0%, from 48.9 million contracts in the six months ended February 29, 2008, to 36.2 million contracts in the six months ended February 28, 2009. This decrease in exchange-traded contracts was directly impacted by the macro-economic financial market conditions. We did not experience any substantial loss in customers; however, in the first quarter we saw a reduction in the high-volume, low-margin electronic trades and in the second quarter we have seen significant reductions in the trading activities across the majority of our customers. When comparing the overall contract rates in the six months ended February 29, 2009 to the corresponding prior year period, our rate per contract increased, primarily because of the most significant volume reduction was within the high-volume, low-margin electronic trades and the rise in clearing fees rates over the last half of fiscal 2008.

Interest income decreased $2.0 million, or 14.0%, from $14.3 million in the six months ended February 29, 2008, to $12.3 million in the six months ended February 28, 2009. Interest income for the six months ended February 29, 2008 included unrealized gains of $2.5 million, on the mark-to-market valuation of derivative contracts that were designed to manage a portion of our exposure to changes in short-term interest rates. Net of the effect of the mark-to-market valuation on the derivative contracts, interest income increased primarily as a result of growth of average investable customer segregated funds over the prior comparable period, offset by significantly lower short-term interest rates, as we typically are invested in U.S government securities, federal agency obligations, and money market funds.

Other revenue in the six months ended February 28, 2009 included $4.9 million in gains on the sale of excess exchange stock and trading rights. As a result of the merger between the CME Group, Inc. and the New York Mercantile Exchange, there was a reduction in exchange firm requirements for clearing/equity members, which resulted in excess shares of exchange stock.

Costs and expenses, excluding the provision for bad debts and interest expense, decreased $3.4 million, or 5.6%, from $60.2 million in the six months ended February 29, 2008, to $56.8 million in the six months ended February 28, 2009. The decrease in costs and expenses are primarily related to the $4.1 million decrease in introducing brokerage commissions, which are variable in nature and impacted by transaction volume and profitability. Pit brokerage and clearing fees, which are also variable in nature increased $0.3 million, despite decreased exchange contract volume, primarily as a result of the continuation of the rise in exchanges’ clearing fee rates over the last half of fiscal 2008. Employee compensation and related benefits decreased $1.8 million, primarily related to decreased incentive compensation as a result of the segment’s operating loss and unlikelihood of reaching incentive award thresholds. Offsetting this decrease in costs was a $0.9 million impairment of goodwill and an increase in professional fees of $0.7 million, primarily incurred relative to the specific energy account deficit discussed below.

Provision for bad debts increased $106.7 million in the six months ended February 28, 2009, primarily as a result of recording a charge of $106.3 million to the provision for bad debts related to a specific energy trading account deficit for which we served as the clearing firm. On March 12, 2009, we transferred to a third party substantially all of the positions and liability related to the energy trading customer account which had experienced significant losses. The transfer of the positions eliminates all material future exposure to the account. As a result of the transfer, we expect the total provision for bad debts related to this specific energy account to total $110.7 million, including the recognition of an additional $5.2 million in the three months ending May 31, 2009. See “Liquidity and Capital Resources” for additional discussion.

Interest expense increased $0.9 million in the six months ended February 28, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the six months ended February 29, 2008.

Financial Services

The following table provides a summary of the financial performance of this segment.

	Six Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Revenues:
Commissions and clearing fees	$—	$—
Service, consulting and brokerage fees	—	—
Interest	1,715	3,900
Other	177	1,566

	1,892	5,466
Costs and expenses:
Expenses (excluding interest expense)	787	1,904
Interest expense	985	3,035

Total costs and expenses	1,772	4,939

Segment income before minority interest and income taxes	$120	$527

Interest income decreased $2.2 million, or 56.4%, from $3.9 million in the six months ended February 29, 2008, to $1.7 million in the six months ended February 28, 2009. This decrease resulted from decreased activity in the commodity inventory financing program, affected by lower grain prices and the downturn in the overall credit environment. Additionally, the interest charged in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Other income decreased $1.4 million, from $1.6 million in the six months ended February 29, 2008, to $0.2 million in the six months ended February 28, 2009. This decrease is primarily due to the discontinuation of a railcar subleasing program during the first quarter of fiscal 2009.

Expenses, excluding interest expense, decreased $1.1 million, from $1.9 million in the six months ended February 29, 2008, to $0.8 million in the six months ended February 28, 2009. The decrease is primarily due to the decrease in leasing fees related to the railcar subleasing program that was discontinued during the first quarter of fiscal 2009.

Interest expense decreased $2.0 million, or 66.7%, from $3.0 million in the six months ended February 29, 2008, to $1.0 million in the six months ended February 28, 2009. The decrease in interest expense resulted from reduced borrowings related to the decreased activity in the grain inventory financing program and lower short-term interest rates.

Corporate and Other

The Corporate and Other segment generated $2.4 million and $2.7 million in revenue during the six months ended February 28, 2009 and February 29, 2008, respectively. Revenues for the six months ended February 28, 2009 include $1.6 million in gains on the sale of excess exchange stock and $0.7 million from the equity interest in earnings of affiliates accounted for using the equity method of accounting. Revenues for the six months ended February 29, 2008 include $2.0 million for the equity interest in the earnings of affiliates accounted for using the equity method of accounting and $0.7 million in interest and dividend income.

In the six months ended February 28, 2009, costs and expenses in the Corporate and Other segment totaled $10.5 million and included $2.2 million of expenses incurred related to Agora-X. In the six months ended February 29, 2008, costs and expenses in the Corporate and Other segment totaled $6.2 million and included $0.5 million of expenses incurred related to Agora-X. Excluding amounts attributable to Agora-X, the increase in costs and expenses result primarily from a $1.9 million increase in employee compensation. This increase includes share-based compensation for our chief executive officer who became retirement eligible during the six months ended February 28, 2009, prompting the acceleration of unvested stock options. Additionally, we recorded a pro-rata accrual for the executive long-term incentive plan awarded in November 2008, based on surpassing target performance thresholds in fiscal 2008. Offsetting these increases to employee compensation was a decrease in short-term incentive awards, due to the unlikelihood of reaching incentive award thresholds in the current fiscal year. Expenses attributable to Agora-X, increased $1.7 million as the entity has added personnel, incurred professional fees related to obtaining regulatory approval, and have begun to incur service and maintenance costs to the electronic communication network.

Liquidity and Capital Resources

Overview

Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis. We have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. During the fourth quarter of fiscal 2008, we increased our line of credit availability to fund daily and intraday margin calls at exchanges by $100.0 million to $250.0 million. The expansion of this line of credit was in response to extraordinary volatility in the markets in which we operate and was based on the largest net open position of our customers which we have historically carried.

We continuously monitor our liquidity position and evaluate the availability of credit and capital markets, as well as the net open positions of our customers and the required margin per contract. Subsequent to the expansion of our line of credit available for margin calls at exchanges to $250.0 million in July of 2008, the maximum amount borrowed under this facility was $171.0 million, which did not represent true margin call needs as this was as a result of an incorrect margin call by the exchanges related to the positions carried by the significant energy trading account noted in footnote 2, and was repaid in full the following business day. Excluding this event, the maximum amount borrowed on this facility has been $56.0 million through the period ended February 28, 2009. We anticipate our capacity requirements will remain at or below these levels as a direct result of a reduction in excess of 50% of the net open positions of our customers since the expansion of our line of credit available for margin calls in July 2008.

This $250.0 million margin line of credit expires on July 22, 2009 and management is currently in discussions with our current and other potential lenders to renew or replace the margin call credit facility and is pursuing alternative sources of financing but at a reduced commitment level given the current and projected levels of open positions carried by our customers as well as historical usage levels. CoBank, ACB, which had a $25.0 million commitment level in this facility, has indicated they will not renew their commitment level as our new ownership structure subsequent to our initial public offering no longer meets eligibility requirements for borrowing directly from them. We are unable to determine at this time the amount of committed credit, if any, that will be available to us, the applicable interest rates and other costs associated with borrowings, and the extent of financial and non-financial covenants applicable to us and our operations. However, based on our liquidity position and capital structure, we believe we will be able to renew or replace the margin line, but likely at a reduced commitment level and increased associated costs.

Given current and projected levels of open positions carried by our customers as well as historical usage levels, projected operating cash flows and the balance of our available cash and temporary cash investments, we believe we will continue to support additional growth in C&RM and CES segments of our operations with a reduced commitment level on this facility. In the event that we cannot negotiate a new margin call credit facility or obtain alternative financing, we may have to secure alternative clearing arrangements for all, or a portion of, our customer’s positions or limit the amount of customer positions we clear, resulting in a material adverse effect on our business, results of operations and financial condition.

During the fourth quarter of fiscal 2008, we increased our subordinated debt facilities by $40.0 million to its present commitment level of $56.0 million, of which $55.0 million is under a commitment facility with a syndicate of lenders. As of February 28, 2009, $40.0 million of this available subordinated debt funding with the syndicate has been drawn and is being utilized as capital for regulatory purposes. Our ability to draw on this subordinated debt facility currently expires on July 22, 2009, however funds drawn on the facility prior to July 22, 2009 will mature at the earlier of one year from the drawn date or July 22, 2010. Management is currently in discussions with our current and potential lenders to replace the subordinated debt facility and is pursuing alternative sources of financing. Given the current turmoil in the credit markets there is no guarantee that we will be able to replace this committed subordinated agreement. We do not anticipate that the expiration of the subordinated debt line on July 22, 2009 will have a material impact on our regulatory capital, as the funds borrowed do not mature until July 22, 2010. We expect to collect income taxes receivable in amounts which exceed the amount of the subordinated debt outstanding prior to the end of February 2010, which would enable us to repay the subordinated debt in full at that time with no reduction in regulatory capital. Additionally, we believe replacement of the subordinated debt facility at a reduced level would have no material impact on our regulatory capital.

Customer and Counterparty Credit and Liquidity Risk

Our operations expose us to credit risk of default of our customers and counterparties. The risk includes liquidity risk to the extent our customers or counterparties are unable to make timely payment of margin or other credit support. These risks expose us indirectly to the financing and liquidity risks of our customers and counterparties, including the risks that our customers and counterparties may not be able to finance their operations. Throughout the agriculture and energy industries, continued volatility in commodity prices has required increased lines of credit, and placed a strain on working capital debt facilities, leveraging our customers to unprecedented levels in order for them to continue to carry inventory and properly execute hedging strategies. Recent volatility in the financial markets has tightened credit further.

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

In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis. We carry trade credit insurance in amount in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

During the three and six months ended February 28, 2009, we recorded a pre-tax bad debt provision of $86.3 million and $106.3 million, respectively, in connection with losses by a significant energy trading account for which we served as the clearing firm. As part of our business, we clear transactions for third parties in the exchange-traded and OTC markets. We are responsible for ensuring performance by the third party, which exposes us to the risk of default by such third party. As a clearing member, we must settle at the clearinghouse any shortfall resulting from these transactions. Since our previous Form 10-Q filing, the extraordinary global economic turmoil has continued, with credit markets in gridlock, interest rates falling, a significant collapse and de-leveraging of the commodity markets and a wide range of settlement valuations in the commodities markets. Significantly impacted by these factors, the energy trading account experienced additional losses and increased volatility. On March 12, 2009, we transferred substantially all of the positions and liability related to this account to a third party, including a cost of sale premium of $31 million, which increased the account deficit. The cost of sale premium was funded through our excess capital. After the transfer, the owner of the account retained certain contracts that expired shortly after the transfer. As a result in the change in the account deficit between the transfer date and February 28, 2009, we expect to record an additional pre-tax bad debt provision of $5.2 million in the three months ended May 31, 2009. We believe that the total of the provisions made and expected to be made provides a reasonable estimate of the unrecoverable costs to eliminate the exposure.

The recorded bad debt provision is net of the anticipated recovery of a portion of the losses on the energy account from the owners of the account and the introducing broker of that account, under agreements reached with each of the parties. In connection with the transfer, we received signed promissory notes from each of the owners of the account for the amount of the account deficit. In addition, the energy trading account was managed under a profit sharing arrangement with the account’s introducing broker. Under our agreement with the introducing broker for this account, the introducing broker is responsible for 50% of any losses, including losses resulting from a debit balance in a customer account. We have received a promissory note in the amount of $63.5 million signed by the introducing broker. Pursuant to this note, we will receive the earnings of the introducing broker under our 50% profit sharing arrangement involving the introducing broker’s accounts. No assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes and profit sharing arrangement. Our provision for bad debts includes expected recoveries of $16.0 million on these promissory notes.

Primary Sources and Uses of Cash

Operating cash flow provides the primary source of funds to finance operating needs, capital expenditures and equity investments. We have utilized our credit facilities to fund our financing operations in the Financial Services segment. FCStone, LLC, our Futures Commission Merchant, or FCM, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. FCStone, LLC utilizes subordinated debt to increase its excess regulatory capital.

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

The following table presents a summary of unrestricted cash flows for the six months ended February 28, 2009, compared to the six months ended February 29, 2008.

	Six months ended
	February 28, 2009	February 29, 2008
	(dollars in thousands)
Cash flows (used in) provided by:
Operating activities	$(92,402)	$(23,095)
Investing activities	60,089	(99,104)
Financing activities	(28,941)	93,453
Discontinued operations	(1,907)	(533)

Net decrease in cash and cash equivalents—unrestricted	$(63,161)	$(29,279)

Cash Flows from Operations

In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, fluctuations in the balances of customer segregated assets, deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred to segregated assets and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and Forex operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.

Cash used in operations was $92.4 million for the six months ended February 28, 2009, which consisted of net loss from continuing operations of $53.1 million increased by $105.8 million of non-cash items, and decreased by $145.1 million of cash utilized for working capital. This use of cash includes unrestricted cash transferred to segregated assets and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. The use for working capital was primarily driven by the increase in the customer deficit related to the specific energy account. As a result of the deficit increase, we have provided funding to the exchanges and seek collection from the customer. Additionally, the use for working capital included an increase in net commodity accounts receivable/payable, marketable securities, customer segregated assets of $14.7 million. The use of cash offsetting this increase is a decrease in open contracts receivable/payable of $5.4 million. Additionally, the uses for working capital included an increase in income tax receivable of $44.8 million, and a $23.2 million increase in trade payables and advances and a $17.9 million decrease in accrued expenses

Cash used in operations was $23.1 million for the six months ended February 29, 2008, which consisted of net income from continuing operations of $30.9 million decreased by $8.6 million of non-cash items, and decreased by $45.4 million of cash utilized for working capital. The uses for working capital was primarily a result of an increase in net commodity accounts receivable/payable, marketable securities, customer segregated assets of $126.1 million and an increase in counterparty deposits and accounts receivable of $63.7 million, offset by a $141.2 million increase in trade payables and advances.

Cash Flows from Investing Activities

Cash provided by investing activities was $60.1 million for the six months ended February 28, 2009, primarily consisting of net collections on notes receivable associated with the commodity inventory financing programs. Activity in the commodity inventory financing programs during the six months ended February 28, 2009 has decreased significantly, resulting in customers repurchasing grain receipts but not financing additional receipts. Funds received from customers repurchasing grain receipts are in-turn used to pay down outstanding notes payable balances on our related credit facilities. Additionally, we collected proceeds of $9.7 million from the sale of excess exchange stock and trading rights.

Cash used in investing activities was $99.1 million for the six months ended February 29, 2008, primarily consisting of $93.4 million of issued notes receivable associated with the grain inventory financing programs within the Financial Services segment. Additionally, we used cash of $6.7 million to acquire three businesses and $2.8 for capital expenditures. The capital expenditures relate primarily to technology development, computer software and hardware and office furniture and equipment. These uses of cash were offset by proceeds of $3.5 million from the sale of excess exchange membership stock and trading rights

Cash Flows from Financing Activities

Cash used in financing activities was $28.9 million for the six months ended February 28, 2009, primarily consisting of repayments of outstanding notes payable related to our commodity financing programs as discussed above, offset by proceeds of $25.0 million drawn on our syndicated subordinated debt facility.

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

Short-and Long-Term Debt

Credit Facilities. We maintain a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at February 28, 2009	Amount Outstanding at February 28, 2009
			(in millions)
Syndicate of lenders (1)	July 22, 2009	Margin Calls	$250.0	$—
Syndicate of lenders(1)	July 22, 2010	Subordinated Debt for Regulatory Capital	55.0	40.0

Total Syndicate of lenders			305.0	40.0

CoBank, ACB (2)	April 1, 2009	OTC Margin	10.0	—
CoBank, ACB(2)	April 1, 2009	OTC Margin	10.0	—
CoBank, ACB (3)	May 1, 2009	Repurchase Agreements	4.1	4.1

Total CoBank, ACB			24.1	4.1

Deere Credit, Inc. (4)	June 1, 2009	Repurchase Agreements	2.4	2.4
Fortis Capital Corp.	Demand	Financial Services operations	20.0	2.3
Other Subordinated Debt	January 31, 2009 and June 30, 2009	Regulatory Capital	1.0	1.0

		Total	$352.5	$49.8

(1)	This represents syndicated credit facilities with a lending syndicate consisting of BMO Capital Markets, Bank of America, N.A., Deere Credit, Inc., and CoBank, ACB, on the margin line, and BMO Capital Markets, Bank of America, N.A. and Deere Credit, Inc. on the subordinated debt line.

(2)	The OTC margin lines with CoBank expired on April 1, 2009, and were not renewed.

(3)	On March 26, 2009, our agreement with CoBank related to the commodity financing loan facility was amended decreasing the total commitment amount to the total amount outstanding as of the amendment date, of $3.0 million, and extending the final due date to May 1, 2009. No additional advances will be permitted and all amounts outstanding will become due and payable upon expiration (see note 20). As of April 8, 2009, the amount outstanding is $2.2 million, which will be repaid from cash proceeds we receive from the sale of grain inventory (see note 5 to the consolidated financial statements).

(4)	On April 1, 2009, our agreement with Deere Credit related to the commodity financing loan facility was amended decreasing the total commitment amount to the total amount outstanding as of the amendment date, of $1.1 million, and extending the final due date to June 1, 2009. No additional advances will be permitted and all amounts outstanding will become due and payable upon expiration (see note 20). As of April 8, 2009, the amount outstanding is $0.7 million, which will be repaid from cash proceeds we receive from the sale of grain inventory (see note 5).

The syndicated margin line of credit expires on July 22, 2009 and management is currently in discussions with our current and other potential lenders to replace the margin call credit facility and is pursuing alternative sources of financing but at a reduced commitment level given the current and projected levels of open positions carried by our customers as well as historical usage levels. CoBank, ACB, which had a $25.0 million commitment level in this facility, has indicated they will not renew their commitment level as our new ownership structure subsequent to our initial public offering no longer meets eligibility requirements for borrowing directly from them. We are unable to determine at this time the amount of committed credit, if any, that will be available to us, the applicable interest rates and other costs associated with borrowings, and the extent of financial and non-financial covenants applicable to us and our operations. However, based on our liquidity position and capital structure, we believe we will be able to renew or replace the margin line, but likely at a reduced commitment level and increased associated costs.

Given current and projected levels of open positions carried by our customers as well as historical usage levels, projected operating cash flows and our remaining balance of available cash and temporary cash investments, we believe we can continue to support additional growth in our C&RM and CES segments of our operations with a reduced commitment level on this facility. In the event that we cannot negotiate a new margin call credit facility or obtain alternative financing, we could seek for alternative clearing arrangements for a portion of, or all of our customer’s positions or limit the amount of customer positions we clear, resulting in a material adverse effect on our business, results of operations and financial condition.

During the fourth quarter of fiscal 2008, we increased our subordinated debt facilities to its present commitment level of $56.0 million, of which $55.0 million is under a commitment facility with a syndicate of lenders. As of February 28, 2009, $40.0 million of this subordinated debt funding with the syndicate has been drawn and is being utilized as capital for regulatory purposes. Our ability to draw on this subordinated debt facility currently expires on July 22, 2009, however funds drawn on the facility prior to July 22, 2009 will mature at the earlier of one year from the drawn date or July 22, 2010. Management is currently in discussions with our current and other potential lenders to replace the subordinated debt facility and is pursuing alternative sources of financing. Given the current turmoil in the credit markets there is no guarantee that we will be able to replace this committed subordinated agreement. We do not anticipate that the expiration of the line on July 22, 2009 will have a material impact on our regulatory capital, as the funds borrowed do not mature until July 22, 2010. We expect to collect income taxes receivable which exceed the amount of the subordinated debt outstanding prior to the end of February 2010, which would enable us to repay the subordinated debt in full at that time with no reduction in regulatory capital. Additionally, we believe replacement of the subordinated debt at a reduced level would have no material impact on our regulatory capital.

Subsequent to February 28, 2009, our $20 million line of credit used for OTC margin expired and was not renewed with CoBank, as our new ownership structure subsequent to our initial public offering no longer meets eligibility requirements for borrowing directly from them. We currently have no amount outstanding on this line of credit, and historically have only drawn on the line a few times in the last four years, to cover intra-day margin calls in highly volatile markets during a period of heavy customer trade volume. The last draw occurred in August 2008 and remained outstanding for a period of three days. We are actively seeking a replacement for this line of credit; however there is no guarantee that we will be able to do so. However, based on current and expected market conditions, and given the current and projected levels of open positions carried by our customers, as well, historical usage levels, management does not believe the expiration of this line will significantly impact our OTC business operations. Additionally, we have the ability to move a substantial amount of open positions to the exchanges, having the effect of transitioning those positions to our FCM.

Subsequent to February 28, 2009, our line of credit facilities with CoBank and Deere Credit, Inc. related to our commodity financing programs have expired and were not renewed. CoBank informed us of their intent not to renew the facilities as a result of our new ownership structure subsequent to our initial public offering no longer meets their eligibility requirements to borrow directly from them. Deere Credit informed us of their intent not to renew the facilities based on their internal decisions to focus on their core financing areas, which did not include inventory financing. At February 28, 2009, we had amounts outstanding with CoBank and Deere on these lines of credit of $4.1 million and $2.4 million, respectively, related to the financing of grain inventory. Prior to the expiration of the credit facilities, the maturity dates of the outstanding balances were extended until May 1, 2009 and June 1, 2009 for amounts due CoBank and Deere, respectively. The agreements were extended in order to facilitate the orderly liquidation of the underlying grain collateral (see note 5). The Financial Services segment is not a primary source of revenue or profit, and has historically served as a complement to our C&RM segment. The Financial Services segment continues to maintain a credit facility with Fortis Capital Corp. of $20.0 million, however based on our reduced capacity to borrow and unknown ability to secure additional financing for this segment, our participation in these arrangements could be significantly reduced throughout the remainder of fiscal 2009. However, based on historical impact, management does not believe the expiration of the CoBank and Deere Credit lines, or a reduction in the financing programs, will significantly impact our overall business operations.

All of our credit facilities include financial covenants and the failure to comply with any such covenants, with the exception of our subordinated debt, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of our subordinated debt could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. We were in compliance with all debt covenants as of February 28, 2009.

Other Capital Considerations

Our wholly-owned subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC’s adjusted net capital and minimum net capital requirements at February 28, 2009 were $66.7 million and $37.1 million, respectively.

During the three months ended February 28, 2009, the Company acquired Elders Risk Management Pty Ltd, an Australian-based company for cash of $0.3 million. Elders Risk Management Pty Ltd specializes in risk management services in risk management for the producers and users of agricultural commodities. Purchase costs have been allocated to identifiable intangible assets with finite lives, and will be amortized over the remaining useful lives of the assets.

During the three months ended February 28, 2009, NASDAQ completed its initial $7.5 million equity investment in Agora-X, contributing an additional $2.5 million of cash consideration for a total ownership interest of 20%. In connection with the completion of its initial investment, Agora-X issued NASDAQ a warrant, exercisable on or before May 1, 2009, to acquire up to an additional 20 percent interest in Agora-X represented by preferred membership units in exchange for additional consideration of $7.5 million.

During the three months ended February 28, 2009, the Company contributed $2.4 million to its defined benefit pension plan. Due to the significant disruptions in the financial markets subsequent to August 31, 2008, the value of the plan’s net assets have been negatively impacted. As a result, actual plan asset returns will likely be lower than our expected returns, which could result in additional plan contributions. The Company expects to contribute quarterly contributions of $0.6 million for the plan year ending March 31, 2010, with the first payment prior to July 15, 2009.

Seasonality and Fluctuations in Operating Results

None

Other Matters

Critical Accounting Policies and Estimates. In preparing its most recent annual report on Form 10-K as amended, the Company disclosed information about critical accounting policies and estimates the Company makes in applying its accounting policies. We have made no changes to the methods of application or the assumptions used in applying these policies from those as disclosed in the most recent annual report on Form 10-K as amended.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial condition. Gains and losses on the derivative instruments that are not designated as hedges must be adjusted to fair value through current earnings. The Company has not historically applied hedge accounting for any derivative instrument for which the Company holds an interest. The Company acts as a principal and clearing and execution provider of derivative instruments and does not generally hold speculative positions or positions to hedge against activities outside of these services.

The Company, through FCStone LLC (“FCStone”), provides clearing and execution of exchange-traded futures and options for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. FCStone is a registered Futures Commission Merchant, clearing on various exchanges. FCStone’s primary source of revenue is commissions derived from executing and clearing orders for commodity futures contracts and options on behalf of its customers. Due to the nature of commodity futures contracts and options, transactions in these financial instruments are performed on a margin basis. In order to manage the risk on these margin transactions, FCStone requires its customers to collateralize their positions by cash and securities, subject to various regulatory and internal margin requirements. Management has considered guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”) as it relates to assets pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder)

from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) The transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated statement of financial condition.

The Company, through FCStone Trading, LLC, brokers OTC option and commodity swap contracts between customers and external counterparties. The contracts are generally arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The contracts are recorded at fair value, with the changes recorded in earnings, however, the offsetting nature of the contracts essentially eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective fair values, net of offsetting assets and liabilities. In applying FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”)FIN No. 39, the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. It also amends paragraph 10 of FIN No. 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph.

The Company, through FCStone Forex, LLC, brokers foreign exchange forwards, options and cash, or spot, transactions between customers and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting our risk to performance of the two offsetting parties. The contracts are recorded at fair value, with the changes recorded in earnings, however, the offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to our role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated statements of financial condition at their respective market values, net of offsetting assets and liabilities. In applying FIN No. 39, the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable.

FCStone Trading and FCStone Forex also hold proprietary positions in the OTC and Forex lines of business. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. These forwards, options, swap and spot contracts are accounted for as free-standing derivatives and reported in the consolidated statements of financial condition at their fair values. The changes in fair value during the period are recorded in earnings as a component of service, consulting and brokerage fees. Fair values are based on pricing models intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the disclosure requirements of this statement for its second fiscal quarter ended February 28, 2009. See note 3 to our consolidated financial statements.

Fair Value of Financial Instruments

On September 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

In accordance with SFAS FSP 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until April 1, 2009.

Cash equivalents, marketable securities and derivative financial instruments are carried at fair value and are classified and disclosed in the following categories:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, U.S. government securities and federal agency obligations, as well as futures and options contracts traded on national exchanges and over-the-counter (“OTC”) swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts.

Level 2 — Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include certificates of deposits, fixed income instruments including corporate debt and OTC forwards, swaps, and options.

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are weather contingent derivatives. Weather derivative structures have a contingency component piece that is valued using inputs that are not readily observable. See note 4 to our consolidated financial statements for a description of the specific financial assets and liabilities reported at fair value

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

Credit Risk

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

During the first and second quarters of fiscal 2009, we recorded an aggregate pre-tax bad debt provision of $105.6 million in connection with losses by a significant energy trading account for which we served as the clearing firm. On March 12, 2009, we transferred substantially all of the positions and liability related to this account to a third party. Between February 28, 2009 and the transfer of the account on March 12, 2009, the account deficit increased by an additional $5.2 million, and we expect to record an additional pre-tax bad debt provision in that amount in the three months ended May 31, 2009.

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury backed agency securities, reverse repurchase agreements involving U.S. Treasury backed agency securities or AA rate money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution. We do not use our investment portfolio for trading or speculative purposes. A hypothetical 50 basis point decrease in short-term interest rates would decrease annual pre-tax earnings by $7.2 million, assuming no change in the amount or composition of our cash and cash equivalents and marketable securities.

We attempt to manage interest expense using floating rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the non-subordinated debt outstanding at February 28, 2009, has a variable interest rate and matures within the next 12 months. Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the related notes receivable is also at a variable rate, therefore effectively mitigating the interest rate risk on that debt. The subordinated debt outstanding at February 28, 2009 has a variable interest rate, and a hypothetical 100 basis point increase in short-term rates would decrease annual pre-tax earnings by $0.4 million, assuming no change in the volume or composition of our outstanding debt.

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

Evaluation of disclosure controls and procedure . Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting . There were no changes to internal controls over financial reporting that occurred during the three months ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel Management Group, Inc. (“Sentinel”) filed adversary proceedings against FCStone LLC and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. The case is in its very earliest stages; the court has not made any substantive rulings, discovery has not commenced and no trial date has been set. However, FCStone LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

Other

From time to time and in the ordinary course of our business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims, contractual disputes and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of our insurance. It is the opinion of management that none of the other known legal actions will have an adverse impact on our financial position, results of operations or liquidity.

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

The Company’s risk factors are disclosed in its Form 10-K, as amended, for the year ended November 30, 2008 in response to Item 1A to Part 1 of Form 10-Q and are incorporated herein. These risk factors have been supplemented by certain risk factors described below.

Current economic conditions will impact our efforts to refinance our margin call credit facility, and if we are unable to refinance our margin call credit facility and are unable to find alternative sources of capital, which may not be available to us on acceptable terms or at all, we may have to secure alternative clearing arrangements for all, or a portion of, our customer’s positions or limit the amount of customer positions we clear, resulting in a material adverse effect on our business, results of operations and financial condition.

Our $250 million margin call credit facility will expire on July 22, 2009. We are currently in discussion with our current and potential lenders to refinance the margin call credit facility. Any refinancing, to the extent available to us, will be on terms reflective of the distressed capital markets, which we expect will increase our debt service costs. We may also seek alternative sources of capital, which we believe would also increase our debt service costs. As a result of the economic environment we may not have access to the amount of capital that we require, on favorable terms or at all. In the event that we cannot negotiate a new margin call credit facility or obtain alternative financing, we may have to secure alternative clearing arrangements for all, or a portion of, our customer’s positions or limit the amount of customer positions we clear, resulting in a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 14, 2009, Brent Bunte, Doug Dercheid, Bruce Krehbiel and Tom Leiting were re-elected as Class III directors, each to hold office until the Annual Meeting of Stockholders to be held after the Company’s fiscal year 2012 and until their respective successors are duly elected and qualified. The terms of the directorships held by Paul G. Anderson, David Andresen, Jack Friedman, Kenneth Hahn, Darryl Henze, Eric Parthemore, Dave Reinder and Rolland Svoboda did not expire this year, and these individuals continued as directors after the meeting. At the Annual Meeting of Stockholders, the selection of KPMG LLP as independent registered public accounting firm of the Company for fiscal year 2009 was ratified by the stockholders. Votes cast on these issues were as follows:

	For	Against/Withheld	Abstain
Brent Bunte	22,882,271	1,541,329	—
Doug Dercheid	22,701,330	1,722,270	—
Bruch Krehbiel	22,789,516	1,634,084	—
Tom Leiting	22,929,887	1,493,713	—
KPMG LLP	24,000,859	372,698	50,043

Item 6.	Exhibits

10.1	Second Amendment to Master Loan Agreement, dated as of April 1, 2009, between Deere Credit and FCStone Financial.

10.2	Amended and Restated Note, dated April 1, 2009, between FCStone Financial and Deere Credit for a maximum of $1,132,162.00.

10.3	Uncommitted Revolving Credit Supplement and Promissory Note, dated February 28, 2009, between FCStone Financial and CoBank ACB

31.1	Certification of Paul G. Anderson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William J. Dunaway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCStone Group, Inc.
Registrant

April 9, 2009	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

April 9, 2009	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer