Form 10-K/A
period 2008-08-31
FCStone Group, Inc.
filed 2009-05-12
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, which was filed with the Securities and Exchange Commission on November 14, 2008 (the “Original Filing”). We subsequently filed an amendment to the Original Filing on November 19, 2008 (“Amendment No. 1”). This Form 10-K/A is being filed to:

(1) Revise Item 1 to expand the disclosure under the heading “Regulatory Matters” on page 6 to provide a discussion of our net capital requirements and to provide more detail about the regulatory provisions applicable to our business;

(2) Revise Item 6 to include cash dividends declared per common share in the Statement of Financial Condition Data;

(3) Revise the signature page to include the signatures of the members of the board of directors; and

(4) Revise Exhibits 31.1 and 31.2 to conform the certifications to the exact form prescribed by Item 601(b)(31) of Regulation S-K by referring to the “report” rather than the “annual report”.

The following sections in this report have been amended as a result of the restatement:

Part I-Item 1: Business

Part II-Item 6: Selected Financial Data; and

Part IV-Item 15. Exhibits and Financial Statement Schedules.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended by Amendment No. 1, in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing or Amendment No. 1. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of our Original Filing and Amendment No. 1, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement or Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on November 14, 2008.

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

Regulatory Matters

Regulation and Exchange Memberships

We have a long history of operating in a highly regulated industry. Our business activities are extensively regulated by a number of U.S. and foreign regulatory agencies and exchanges. These regulatory bodies and exchanges are charged with protecting customers by imposing requirements relating typically to capital adequacy, licensing of personnel, conduct of business, protection of customer assets, record-keeping, trade-reporting and other matters. They have broad powers to monitor compliance. If we fail to comply with applicable regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel, civil litigation, revocation of operating licenses or other sanctions. Furthermore, new regulations, changes in current regulations as well as changes in the interpretation or enforcement of existing laws or rules may affect our business and operations and the policies and procedures we follow.

Minimum capital requirements are a significant part of the regulatory framework in which we operate. We are subject to stringent minimum capital requirements in the United States, pursuant to Section 4(f)(b) of the Commodity Exchange Act. The Commodity Exchange Act prescribes rules and regulations under Part 1.17 of the rules and regulations of the Commodity Futures Trading Commission. These rules specify the minimum amount of capital that we must have available to support our clients’ open trading positions, including the amount of assets we must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. Net capital and the related net capital requirement may fluctuate on a daily basis. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations. We currently maintain regulatory capital in excess of all applicable requirements. See Note 6 to the consolidated financial statements.

Our primary regulators in the United States are the Commodity Futures Trading Commission, the National Futures Association and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. We are a member of Chicago Mercantile Exchange/Chicago Board of Trade, New York Mercantile Exchange, ICE Futures US, Minneapolis Grain Exchange and the Kansas City Board of Trade.

We operate a broker-dealer to offer money market funds to our customers that is regulated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority and state securities regulators. This aspect of our operations is not material to our business.

In addition to those rules and regulations that are imposed by the various regulators, self-regulatory organizations and exchanges, the U.S. federal and state governments as well as non-U.S. governments have imposed a number of other regulations with which we must comply, including:

USA PATRIOT Act-Anti-Money Laundering Laws

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. The PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the PATRIOT Act and other anti-money laundering laws.

U.S. Office of Foreign Assets Control

The United States maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Some of these programs are broad and comprehensive country- specific economic sanctions (such as those targeting Burma (Myanmar), Cuba, Iran, North Korea, Sudan and Syria); other programs target “specially designated” individuals and entities that are engaged in certain activities, such as proliferation of weapons of mass destruction, terrorism and narcotics trafficking, as well as activities particular to certain countries, such as undermining democratic processes or institutions in Zimbabwe. The OFAC-administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets; some programs also require blocking of the sanctions target’s assets. All “specially designated” individuals and entities are generally referred to as “SDNs” and are placed on a list maintained by OFAC called the list of Specially Designated Nationals and Blocked Persons, which contains over 7,500 names and is updated often. Generally, the OFAC-administered sanctions are applicable to “U.S. persons”, or U.S. citizens, permanent resident aliens, entities organized under the laws of the United States (including their foreign branches), regardless of where they are physically located, and persons actually present in the United States (regardless of nationality), but non-U.S. persons are bound in certain instances. Violations of any of the OFAC-administered sanctions are punishable by civil fines, as well as criminal fines and imprisonment. Penalties for violating the OFAC-administered sanctions can be severe, including civil penalties per incident of the greater of (a) $250,000 and (b) twice the amount of the transaction in respect of which the penalty is imposed, and criminal penalties per incident of $1,000,000 and up to 20 years in prison. We have established policies and procedures designed to assist our and our personnel’s compliance with applicable OFAC sanctions. An entity’s compliance program is one factor that OFAC will consider in deciding whether to impose penalties, and at what level, in the event of a violation. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.

Information Privacy Laws

U.S. federal and state laws and regulations require financial institutions to protect the security and confidentiality of consumer information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information as well as their policies to protect the security and confidentiality of that information. These requirements generally require all businesses to provide notice to and obtain the consent of individuals prior to using their personal information and restrict the transfer of such information. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with these laws and regulations related to the privacy of consumer information.

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

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Commissions and clearing fees	$179,188	$145,077	$105,622	$76,674	$67,594
Service, consulting and brokerage fees	97,700	47,679	33,388	18,913	12,008
Interest	48,294	42,957	23,174	8,177	3,982
Other	10,372	4,497	2,638	7,463	4,521
Sales of commodities	1,972	1,101,752	1,129,983	1,290,620	1,536,209

Total revenues	337,526	1,341,962	1,294,805	1,401,847	1,624,314

Costs and expenses:
Cost of commodities sold	1,069	1,084,205	1,112,949	1,275,094	1,519,221
Employee compensation and broker commissions	65,936	49,524	44,229	32,578	30,160
Pit brokerage and clearing fees	104,045	67,978	47,613	33,141	26,713
Introducing broker commissions	33,304	36,050	22,826	14,459	10,704
Employee benefits and payroll taxes	13,746	10,678	9,801	8,044	7,136
Interest	5,705	9,937	5,705	3,946	4,418
Depreciation and amortization	1,996	1,748	1,674	1,551	861
Bad debt expense	1,998	1,632	1,909	4,077	716
Other expenses	31,585	25,983	23,568	18,926	15,365

Total costs and expenses	259,384	1,287,735	1,270,274	1,391,816	1,615,294

Income from continuing operations before income tax expense and minority interest	78,142	54,227	24,531	10,031	9,020
Minority interest	(146)	639	(226)	(499)	576

Income from continuing operations after minority interest and before income taxes	78,288	53,588	24,757	10,530	8,444
Income tax expense	30,867	20,000	9,500	3,950	2,030

Net income from continuing operations	47,421	33,588	15,257	6,580	6,414

Loss from discontinued operations, net of tax	(6,829)	(311)	—	—	—

Net income	$40,592	$33,277	$15,257	$6,580	$6,414

Basic shares outstanding(1)	27,749	24,500	21,749	19,607
Diluted shares outstanding(1)	28,934	25,051	21,749	19,607
Basic earnings (loss) per share:
Continuing operations	$1.71	$1.37	$0.70	$0.34
Discontinued operations	(0.25)	(0.01)	—	—

Net income	$1.46	$1.36	$0.70	$0.34

Diluted earnings (loss) per share:
Continuing operations	$1.64	$1.34	$0.70	$0.34
Discontinued operations	(0.24)	(0.01)	—	—

Net income	$1.40	$1.33	$0.70	$0.34

Cash dividends declared per share(4)	$—	$0.28	$0.13	$—

	August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Statement of Financial Condition Data:
Total assets(3)	$2,421,478	$1,420,194	$1,057,207	$809,584	$603,827
Notes payable and subordinated debt(3)	48,202	22,539	55,169	42,411	47,281
Obligations under capital leases(3)	—	—	3,575	4,125	4,675
Minority interest(3)	4,855	—	3,607	4,755	5,488
Common stock and equity	$227,558	$173,668	$58,895	$45,185	$39,829

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Segment and Other Data:
Income (loss) before minority interest and income tax expense:
Commodity and Risk Management Services	$67,550	$45,721	$21,937	$11,160	$7,907
Clearing and Execution Services	20,161	9,610	10,981	5,152	3,359
Financial Services	1,689	1,052	(19)	556	(447)
Grain Merchandising(3)	—	2,130	(430)	(2,037)	2,230
Corporate	(11,258)	(4,286)	(7,938)	(4,800)	(4,029)

	$78,142	$54,227	$24,531	$10,031	$9,020

Revenues, net of cost of commodities sold(2)	$336,457	$257,757	$181,856	$126,753	$105,093
EBITDA(2)	$85,989	$65,273	$32,136	$16,027	$13,723
Return on equity	20.1%	33.8%	30.1%	15.4%	16.5%
Exchange contract trading volume	98,611	60,979	47,467	36,240	29,911
OTC contract volume	1,361	751	326	153	63
Customer segregated assets, end of period	$1,528,028	$997,436	$764,847	$594,733	$389,953

(1)	The basic and diluted shares outstanding, for all periods, have been adjusted to reflect the three-for-one stock split effected on February 26, 2007 and the three-for-two split distributed on September 27, 2007. Additionally, the calculation of the basic and diluted shares outstanding for the year ended August 31, 2005 assumes the shares issued as a result of the restructuring, from a cooperative to a corporation, have been issued and outstanding for the full year.
(2)	See “Non-GAAP Financial Measures” below.
(3)	On June 1, 2007, we closed an equity purchase agreement to sell our majority interest in FGDI to Agrex, the other existing member of FGDI. Subsequent to the sale, we retain a 25% interest in the equity of FGDI and account for this non-controlling interest on the equity method of accounting. Accordingly, our consolidated statements of financial condition at August 31, 2008 and 2007 do not include FGDI’s assets and liabilities. Also, our consolidated statement of operations at August 31, 2007 includes FGDI’s revenues and expenses for only the nine month period ended May 31, 2007. Minority interest attributable to Agrex prior to the sale of our controlling interest are reflected for the years ended August 31, 2006, 2005 and 2004, respectively. We have recorded our equity interest in FGDI’s operating results subsequent to the sale as other revenue.
(4)	Such information has been adjusted to reflect retroactively the three-for-one stock split effective February 26, 2007, and the three-for-two split effective on September 27, 2007. Historical dividend data has been omitted for fiscal years prior to 2005 because earnings were distributed as patronage dividends to members based on the level of business conducted.

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

FCSTONE GROUP, INC.

May 12, 2009	/S/ PAUL G. ANDERSON
Date	Paul G. Anderson, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ PAUL G. ANDERSON Paul G. Anderson	President and Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2009

/s/ WILLIAM J. DUNAWAY William J. Dunaway	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2009

/s/ BRUCE KREHBIEL Bruce Krehbiel	Chairman of the Board, Director	May 12, 2009

/s/ ERIC PARTHEMORE Eric Parthemore	Vice Chairman, Director	May 12, 2009

/s/ JACK FRIEDMAN Jack Friedman	Vice Chairman, Director	May 12, 2009

/s/ BRENT BUNTE Brent Bunte	Director	May 12, 2009

/s/ KENNETH HAHN Kenneth Hahn	Director	May 12, 2009

/s/ DOUG DERSCHEID Doug Derscheid	Director	May 12, 2009

/s/ DAVE ANDRESEN Dave Andresen	Director	May 12, 2009

/s/ DAVE REINDERS Dave Reinders	Director	May 12, 2009

/s/ DARYL HENZE Daryl Henze	Director	May 12, 2009

/s/ ROLLAND SVOBODA Rolland Svoboda	Director	May 12, 2009

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