Form 10-Q
period 2009-05-31
FCStone Group, Inc.
filed 2009-07-10
CIK 1297846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33363

FCStone Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1091210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1251 NW Briarcliff Pkwy, Ste 800

Kansas City, Missouri 64116

(816) 410-7120

(Address of Principal Executive Offices, including zip code; registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 9, 2009, there were 27,930,188 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Part I

Item 1.	Financial Statements

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share amounts)

	May 31, 2009	August 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents:
Unrestricted	$15,859	$73,646
Segregated	13,874	8,355
Commodity deposits and receivables:
Commodity exchanges and clearing organizations—customer segregated	831,639	1,306,477
Proprietary commodity accounts, net	254,489	253,998
Receivables from customers, net of allowance for doubtful accounts	21,383	19,603

Total commodity deposits and receivables	1,107,511	1,580,078

Marketable securities, at fair value—customer segregated and other	16,337	241,333
Counterparty deposits and trade accounts receivable, net of allowance for doubtful accounts	50,366	74,966
Open contracts receivable, net	175,544	308,016
Notes receivable and advances	2,322	77,979
Income tax receivable	46,535	—
Exchange memberships and stock	3,121	11,473
Equipment, furniture, software and improvements, net of accumulated depreciation	7,876	7,267
Deferred tax assets	20,065	11,519
Goodwill and intangible assets	7,512	8,334
Other assets	10,198	18,512

Total assets	$1,477,120	$2,421,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commodity and customer regulated accounts payable	$828,605	$1,486,299
Trade accounts payable and advances	239,206	257,941
Open contracts payable, net	164,252	297,926
Accrued expenses	31,443	51,709
Notes payable and repurchase obligations	—	79,190
Subordinated debt	41,000	16,000

Total liabilities	1,304,506	2,189,065

Minority interest	6,724	4,855
Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 at May 31, 2009 and August 31, 2008, respectively, none issued and outstanding at May 31, 2009 and August 31, 2008, respectively	—	—
Common stock, $0.0001 par value, authorized 100,000,000 at May 31, 2009 and 40,000,000 at August 31, 2008, issued and outstanding 27,930,188 and 27,911,127 shares at May 31, 2009 and August 31, 2008, respectively	108,057	108,016
Additional paid-in capital	12,981	10,777
Treasury stock	(2,185)	(2,185)
Accumulated other comprehensive loss	(4,278)	(1,632)
Retained earnings	51,315	112,582

Total stockholders’ equity	165,890	227,558
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,477,120	$2,421,478

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Revenues:
Commissions and clearing fees	$30,668	$47,714	$109,719	$132,709
Service, consulting and brokerage fees	9,655	28,339	43,284	68,796
Interest	3,519	5,296	21,797	37,535
Other, net	(2,336)	1,632	5,558	8,267
Sales of commodities	15,954	608	19,299	1,958

Total revenues	57,460	83,589	199,657	249,265

Costs and expenses:
Cost of commodities sold	15,811	205	19,091	1,035
Employee compensation and broker commissions	12,662	18,098	41,051	46,542
Pit brokerage and clearing fees	16,517	27,385	65,283	73,562
Introducing broker commissions	4,612	8,818	16,868	24,893
Employee benefits and payroll taxes	1,997	3,882	6,298	9,812
Interest expense	989	1,394	3,438	4,404
Depreciation	808	604	2,168	1,336
Provision for bad debts	5,260	1,721	118,161	1,905
Impairment loss on goodwill	—	—	1,888	—
Other expenses	10,806	8,311	29,311	23,035

Total costs and expenses	69,462	70,418	303,557	186,524

Income (loss) from continuing operations before income tax (benefit) expense and minority interest	(12,002)	13,171	(103,900)	62,741
Minority interest	(276)	(50)	(631)	(50)

Income (loss) from continuing operations before income tax (benefit) expense	(11,726)	13,221	(103,269)	62,791
Income tax (benefit) expense	(3,650)	4,850	(42,133)	23,500

Net income (loss) from continuing operations	(8,076)	8,371	(61,136)	39,291
Loss from discontinued operations, net of tax	—	(364)	(131)	(6,083)

Net income (loss)	$(8,076)	$8,007	$(61,267)	$33,208

Basic shares outstanding	27,930	27,894	27,922	27,676
Diluted shares outstanding	27,930	29,059	27,922	28,968
Basic earnings (loss) per share:
Continuing operations	$(0.29)	$0.30	$(2.19)	$1.42
Discontinued operations	—	(0.01)	—	(0.22)

Net income (loss)	$(0.29)	$0.29	$(2.19)	$1.20

Diluted earnings (loss) per share:
Continuing operations	$(0.29)	$0.29	$(2.19)	$1.36
Discontinued operations	—	(0.01)	—	(0.21)

Net income (loss)	$(0.29)	$0.28	$(2.19)	$1.15

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(61,267)	$33,208
Plus: Loss from discontinued operations	131	6,083

Income (loss) from continuing operations	(61,136)	39,291
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Provision for bad debts	118,161	1,905
Depreciation and amortization	2,168	1,336
Impairment loss on goodwill	1,888	101
Gain on sale of exchange stock and trading rights	(6,450)	(3,162)
Gain on sale of other assets	—	(923)
Stock-based compensation	2,365	1,227
Equity in earnings of affiliates, net of distributions	2,095	(1,770)
Minority interest	(631)	(50)
Deferred income taxes	(6,314)	(3,914)
Excess tax benefit of stock option exercises	(14)	(7,632)
Change in commodity accounts receivable/payable, marketable securities and customer segregated funds, net	(106,788)	(99,861)
Change in open contracts receivable/payable, net	(1,202)	9,031
Decrease in counterparty deposits and trade accounts receivable	22,900	708
Increase in income tax receivable	(46,535)	(7,514)
(Decrease) increase in other assets	1,243	(396)
Increase in trade accounts payable and advances	10,979	696
(Decrease) increase in accrued expenses	(19,597)	8,250

Net cash used in operating activities	(86,868)	(62,677)

Cash flows from investing activities:
Purchase of equipment, furniture, software and improvements	(2,252)	(3,538)
Cash paid in connection with acquisitions of businesses, net of cash acquired	(2,452)	(6,725)
Equity investment	(200)	—
Return of equity investment	892	—
Collections from (issuance of) notes receivable, net	63,058	(20,683)
Proceeds from the sale of exchange stock and trading rights	9,957	4,180
Purchase of exchange membership	(46)	—
Proceeds from the sale of other intangibles	—	1,958
Purchase of other intangibles	—	(1,049)

Net cash provided by (used in) investing activities	68,957	(25,857)

Cash flows from financing activities:
(Payments on) proceeds from notes payable, net	(65,349)	37,569
Proceeds from issuance of subsidiary stock, net of costs	2,325	4,583
Proceeds from exercises of stock options	41	3,651
Excess tax benefit of stock option exercises	14	7,632
Treasury stock acquired	—	(11)
Proceeds from subordinated debt	25,500	15,000
Payments on subordinated debt	(500)	(15,000)

Net cash (used in) provided by financing activities	(37,969)	53,424
Cash flows used for discontinued operations:
Net cash (used in) provided by operating activities	(422)	3,085

	Nine Months Ended May 31,
	2009	2008
Net cash used in investing activities	(1,485)	(1,711)

Net cash (used in) provided by discontinued operations	(1,907)	1,374

Net decrease in cash and cash equivalents – unrestricted	(57,787)	(33,736)
Cash and cash equivalents – unrestricted – beginning of period	73,646	90,053

Cash and cash equivalents – unrestricted – end of period	$15,859	$56,317

Supplemental disclosures of cash flow information:
Interest paid	$2,489	$4,437
Income taxes paid	$10,517	$20,457

See notes to consolidated financial statements.

FCSTONE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of FCStone Group, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and represent the consolidation of all companies in which the Company has a controlling interest. The Company has minority holdings in two entities, which are accounted for under the equity method. Certain information and disclosures normally included in comprehensive financial statements, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as amended, as filed with the Securities and Exchange Commission on May 12, 2009.

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

CASH AND CASH EQUIVALENTS-UNRESTRICTED

Cash equivalents include highly liquid money market accounts not pledged to an exchange. Money market funds are stated at cost plus accrued interest, which approximates market value, and totaled $8.6 million and $60.6 million at May 31, 2009 and August 31, 2008, respectively. The Company has an investment policy which limits the maximum amount invested in any one money market fund and with any one counterparty to reduce risk of loss. The Company does not believe it is exposed to significant market or credit risk on cash and cash equivalents.

OTHER REVENUE

Other revenue represents various ancillary revenue streams, including transportation-related income, profit-share arrangements and patronage income in our Financial Services segment, dividend income, income from equity investments and non-recurring items. Historically, income from non-recurring items have included gains on the sale of exchange stock and exchange seats, special dividends and litigation settlements. Other revenues for the three and nine months ended May 31, 2009 and 2008 consists of the following components:

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Nine Months Ended May 31, 2009	Nine Months Ended May 31, 2008
Equity investments gains (losses)	$(2,772)	$373	$(2,095)	$2,342
Gain on sale of exchange seats/stock	7	232	6,451	3,161
Dividends and patronage	305	250	623	471
Transactional financing income	—	202	—	953
Transportation income	46	352	209	1,083
Other income	78	223	370	257

Total	$(2,336)	$1,632	$5,558	$8,267

During the three months ended May 31, 2009, the Company incurred a loss realized through an equity investment in FGDI, LLC (“FGDI”) of $2.8 million relating to the settlement by FGDI of a contractual dispute through litigation in June 2009. As a minority investor, the Company did not have operational control of FGDI and did not have any direct involvement in the disputed commodity contracts, or the settlement proceedings. The Company is currently exploring a possible sale of our remaining 25% interest in FGDI and has signed a non-binding letter of intent with the majority owner.

INCOME TAXES

In the third quarter of 2009, the Company revised its estimated annual effective tax rate to reflect a change in the combined federal and state statutory rate from 41.5% to 40.8%. The effect of the change in the estimated annual effective tax rate was to decrease income tax benefit for the three and nine months ended May 31, 2009 by $0.9 million, of which $0.7 million related to the first two quarters, and $0.2 million was a result of applying the expected tax rates to the deferred tax balances as of August 31, 2008.

The Company currently owns 25 percent of the outstanding partnership units of FGDI which is currently undergoing an income tax examination by the Internal Revenue Service for tax year ended August 31, 2007. During the tax year ended August 31, 2007, the Company had a 70 percent ownership interest for three quarters of the year and 25 percent for the fourth quarter. Management believes that the outcome of this examination will not have a material adverse effect on the Company’s consolidated results of operations, financial condition, or cash flows.

NEW ACCOUNTING PRINCIPLES

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company does not expect adoption of this standard on September 1, 2009 will impact its consolidated financial condition, results of operations or cash flows as currently presented.

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements on September 1, 2009.

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

In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”). FSP 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company is evaluating the impact the adoption of FSP 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued two related Staff Positions: (1) FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2 and SFAS 124-2”) and (2) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of the adoption of these Staff Positions will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The Company is currently evaluating the impact of the adoption of FSP 141R-1 will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

RECLASSIFICATIONS

As of May 31, 2009, certain balances for the prior period have been reclassified to conform to the current period presentation. These include the reclassification of $3.3 million of accounts receivable and $8.3 million of goodwill and intangible assets which were originally reported as components of other assets and were reclassified to counterparty deposits and trade accounts receivable and goodwill and intangible assets in the consolidated statement of financial condition as of August 31, 2008, respectively.

During the three and nine months ended May 31, 2009, certain balances for prior periods have been reclassified to conform to current period presentations. These include the reclassification of $1.7 million and $2.2 million from the commissions and clearing fees category to the service, consulting and brokerage fees category on the consolidated statements of operations for the three and nine months ended May 31, 2008, respectively.

2. COMMODITY RECEIVABLES AND PROVISION FOR BAD DEBTS

The future collectibility of receivables from customers can be impacted by the Company’s collection efforts, the financial stability of its customers and the general economic climate in which it operates. The Company attempts to mitigate these risks by monitoring the size, tenor and liquidity of customer positions. The Company evaluates receivables that it believes may become uncollectible by monitoring the financial strength of the customer, reviewing daily and intra-day margin deficit reports, and the historical daily aging of receivables and may unilaterally close customer trading positions in certain circumstances.

For the three months ended May 31, 2009, the Company recorded a charge to earnings of $5.2 million, to increase the allowance for bad debts for losses incurred resulting from a customer deficit account within the Clearing and Execution Services (“CES”) segment. On March 12, 2009, the Company transferred to a third party substantially all of the derivative financial positions and remaining liability related to the energy trading customer account which had experienced the losses. The transfer of the positions eliminates all material future exposure to additional losses resulting from the account. The Company previously recorded a charge to the provision for bad debts relating to this account of $106.3 million, net of expected recoveries of $16.0 million, during the six months ended February 28, 2009. The loss recorded in the three months ended May 31, 2009 relates primarily to an incremental increase in the account deficit between February 28, 2009 and March 12, 2009, the transfer date. The total provision for bad debts related to this specific energy trading customer account totaled $111.5 million.

The account was introduced through an introducing broker relationship, with that broker contractually responsible for fifty percent of all account deficits as determined in accordance with the terms of the agreement. The Company has entered into a note receivable with the introducing broker, secured by its future revenue stream, which comprises commissions collected by the Company, and for which the Company controls disbursement. The Company is uncertain as to the full collectibility of the contractual amount from the introducing broker and customer.

The following is a summary of the allowance for uncollectible accounts:

Nine Months Ended May 31, 2009
(in thousands)
Balance, August 31, 2008	$3,582
Provision for bad debts	118,161
Deductions:
Charge-offs	(9)
Recoveries	—

Balance, May 31, 2009	$121,734

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial condition. Gains and losses on the derivative instruments that are not designated as hedges must be adjusted to fair value through current earnings. The Company has not historically applied hedge accounting for any derivative instrument for which the Company holds an interest. The Company acts as a principal and clearing and execution provider of derivative instruments and does not generally hold speculative positions for its own account or positions to hedge against activities outside of these services.

The Company, through FCStone, LLC (“FCStone”), provides clearing and execution of exchange-traded futures and options for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. FCStone is a registered Futures Commission Merchant, clearing on various exchanges. FCStone’s primary source of revenue is commissions derived from executing and clearing orders for commodity futures contracts and options on behalf of its customers. Due to the nature of commodity futures contracts and options, transactions in these financial instruments are performed on a margin basis. In order to manage the risk on these margin transactions, FCStone requires its customers to collateralize their positions by cash and securities, subject to various regulatory and internal margin requirements. Management has considered guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”) as it relates to assets pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated statement of financial condition.

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

In addition, with OTC transactions, the Company is at risk that a counterparty will fail to meet its obligations when due. The Company would then be exposed to the risk that a settlement of a transaction which is due to a customer will not be collected from the respective counterparty with which the transaction was offset. The Company continuously monitors the credit quality of its respective counterparties and marks to market its positions held with each counterparty on a daily basis. The Company carries trade credit insurance in amounts in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

In applying FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. It also amends paragraph 10 of FIN No. 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. In applying FSP 39-1, the Company’s accounting policy is such that rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same counterparty in accordance with the master netting arrangements in place with each counterparty.

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

See Notes 4 and 18 for additional information about the fair value of financial instruments held, and the Company’s exposure to credit risk on derivative instruments.

The following table presents the fair value of the Company’s derivative instruments and consolidated statement of financial condition location.

Derivatives Not Designated as Hedging Instruments (1)	Asset Derivatives May 31				Liability Derivatives May 31
(Dollars in thousands)	2009		2008		2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
OTC commodity contracts	(2)	$484,492	(3)	$1,353,233	(2)	$473,685	(3)	$1,370,853
Exchange-traded commodity contracts	(4)	3,617,619	(4)	16,470,803	(4)	3,719,160	(4)	18,464,236
OTC foreign exchange contracts	(5)	736,620	(6)	57,345	(5)	736,135	(6)	49,638
Exchange-traded foreign exchange contracts	(4)	1,349,942	(4)	1,139,620	(4)	1,463,528	(4)	1,054,033
Equity contracts	(4)	320,345	(4)	275,550	(4)	102,145	(4)	168,147
Interest rate contracts	(4)	1,001	(4)	386	(4)	2,064	(4)	214

Total Derivatives		$6,510,019		$19,296,937		$6,496,717		$21,107,121

(1)	As of May 31, 2009 and 2008, the Company’s derivative contract volume for open positions was approximately 5,034 and 10,225 contracts, respectively. The Company applies FIN No. 39 for financial statement presentation purposes such that open contracts with the same customer or counterparty are netted at the individual customer account level, in accordance with master netting agreements in place with each party.

(2)	As of May 31, 2009, OTC commodity contracts presented in open contracts receivable of $166,952 includes gross derivative asset contracts of $222,460, net of gross derivative liability contracts of $55,508. As of May 31, 2009, OTC commodity contracts presented in open contracts payable of $156,145 includes gross derivative liability contracts of $418,177, net of gross derivative asset contracts $262,032.

(3)	As of May 31, 2008, OTC commodity contracts presented in open contracts receivable of $384,573 includes gross derivative asset contracts of $824,754, net of gross derivative liability contracts of $440,181. As of May 31, 2008, OTC commodity contracts presented in open contracts payable of $402,193 includes gross derivative liability contracts of $930,672, net of gross derivative asset contracts $528,479.

(4)	Derivative assets and liabilities are included in commodity deposits and receivables-commodity exchanges and clearing organizations-customer segregated, commodity deposits and receivables-proprietary commodity accounts and commodity and customer regulated accounts payable on the consolidated statement of financial condition.

(5)	As of May 31, 2009, OTC foreign exchange contracts presented in open contracts receivable of $8,592 includes gross derivative asset contracts of $736,620, net of gross derivative liability contracts of $728,028. As of May 31, 2009, OTC foreign exchange contracts presented in open contracts payable of $8,107 includes gross derivative liability contracts of $736,135.

(6)	As of May 31, 2008, OTC foreign exchange contracts presented in open contracts receivable of $7,707 includes gross derivative asset contracts of $57,345, net of gross derivative liability contracts of $49,638.

The following table presents the impact of derivative instruments on the consolidated statement of operations. The Company did not designate any derivatives as hedging instruments for the three and nine months ended May 31, 2009 and 2008, respectively.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended May 31,		Nine Months Ended May 31,
(Dollars in thousands)		2009	2008	2009	2008
OTC commodity contracts	(1)	$(151)	$3,584	$(2,384)	$7,641
Foreign exchange contracts	(1)	1,809	1,712	10,931	2,167

Total		$1,658	$5,296	$8,547	$9,808

(1)	Gain (loss) recognized in income on derivatives are included in revenues within service, consulting and brokerage fees on the consolidated statement of operations.

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

In accordance with SFAS FSP 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until September 1, 2009.

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

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are weather and lumber derivatives. Weather and lumber derivatives are stated at fair value based on dealer quotes.

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

The following table summarizes the Company’s financial assets and liabilities as of May 31, 2009, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total as of May 31, 2009
	(in thousands)
Assets
Cash and cash equivalents – unrestricted
Money market funds	$8,647	$—	$—	$8,647

	$8,647	$—	$—	$8,647

Commodity exchange and clearing organization deposits (1)
Money market funds	$362,197	$—	$—	$362,197
U.S. government securities and federal agency obligations	316,418	—	—	316,418
Futures and option contracts on national exchanges	143,738	—	—	143,738

	$822,353	$—	$—	$822,353

Proprietary commodity accounts (2)
Money market funds	$249,201	$—	$—	$249,201
U.S. government securities and federal agency obligations	27,746	—	—	27,746
Corporate bonds	—	5,127	—	5,127
Futures and option contracts on national exchanges	16,547	—	—	16,547

	$293,494	$5,127	$—	$298,621

Marketable securities – customer segregated and other (3)
U.S. government securities and federal agency obligations	$1,060	$—	$—	$1,060
Certificates of deposits	—	15,002	—	15,002

	$1,060	$15,002	$—	$16,062

Open contracts receivable
Foreign currency derivative instruments	$—	$8,592	$—	$8,592
Other OTC derivative instruments	59,352	106,735	865	166,952

	$59,352	$115,327	$865	$175,544

Total assets at fair value	$1,184,906	$135,456	$865	$1,321,227

Liabilities
Open contracts payable
Foreign currency derivative instruments	$—	$8,107	$—	$8,107
Other OTC derivative instruments	49,208	106,076	861	156,145

	$49,208	$114,183	$861	$164,252

Total liabilities at fair value	$49,208	$114,183	$861	$164,252

(1)	The Company excludes exchange settlements from the fair value of Commodity exchange and clearing organization deposits.

(2)	The Company excludes cash collateral deposits with counterparties and exchange settlements from the fair value of Proprietary commodity accounts.

(3)	The Company excludes U.S government securities classified as held-to-maturity, of $0.3 million, from the fair value of Marketable securities.

The amount of unrealized gains and losses attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in “Service, consulting and brokerage fees” in the Consolidated Statements of Operations. As it relates to OTC derivative instruments, the Company generally maintains a matched book, which means positions with customers are generally offset with opposite transactions with other dealers or counterparties. The contracts are recorded at fair value, with the changes recorded in earnings, however, the offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results.

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of May 31, 2009. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Assets
Balance as of March 1, 2009	$710
Total realized and unrealized gains, net	155

Balance as of May 31, 2009	$865

Liabilities
Balance as of March 1, 2009	$710
Total realized and unrealized losses, net	151

Balance as of May 31, 2009	$861

The balance at May 31, 2009 is comprised of weather and lumber derivatives in the Commodity and Risk Management Services (“C&RM”) segment. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in service, consulting and brokerage fees in the Consolidated Statement of Operations. Similar to the OTC derivative instruments discussed above, this structure is designed on an offsetting basis and the Company expects minimal impact to the Consolidated Statement of Operations due to the offsetting nature.

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

The carrying amount and accumulated amortization of the Company’s intangible assets at each balance sheet date are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
As of May 31, 2009
Amortized intangible assets:
Customer lists	$5,180	$421	$5,389
Trade names	331	91	240
Non-compete	492	138	354
Proprietary information	1,820	291	1,529

	$8,453	$941	$7,512

As of August 31, 2008
Amortized intangible assets:
Customer lists	$5,529	$195	$5,334
Trade names	318	42	276
Noncompete	473	64	409
Proprietary information	1,257	116	1,141

	$7,577	$417	$7,160

Aggregate amortization expense for the nine months ended May 31, 2009 and 2008 was (in thousands) $524 and $236, respectively.

The Company’s estimated amortization expense for the current and next five years is as follows (in thousands):

2009	$774
2010	841
2011	841
2012	828
2013	655
2014	435

The Company reviews its goodwill for impairment annually, as of the last day of our fourth fiscal quarter or more frequently if indicators of impairment exist. Goodwill has been assigned to reporting units for purposes of impairment testing, which are the Clearing and Execution Services (“CES”) segment and one level below for the C&RM segment.

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

During the three months ended November 30, 2008, due to uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test of our goodwill. As a result, the Company recorded an impairment loss on goodwill of $1.2 million in the three months ended November 30, 2008.

During the three months ended February 28, 2009 the Company recorded an additional impairment loss on goodwill of $0.7 million. The impairment relates to amounts payable under additional purchase price provisions related to an acquisition in fiscal 2008, which was earned based on profitability levels of the acquired business. At the end of the second quarter of fiscal 2009, due to the significant provision for bad debts and due to the continued uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, the Company concluded a triggering event had occurred indicating potential impairment and performed an impairment test of the goodwill at the reporting unit level, resulting in the write-off of the recently recorded additional purchase price. The total impairment loss on goodwill is $1.9 million for the nine months ended May 31, 2009.

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

Changes in the net carrying amount of goodwill are as follows:

	Commodity & Risk Management Services	Clearing & Execution Services	Total
	(in thousands)
Balance as of August 31, 2008	$298	$876	$1,174
Goodwill acquired	714	—	714
Goodwill impaired	(1,012)	(876)	(1,888)

Balance as of May 31, 2009	$—	$—	$—

6. EXCHANGE MEMBERSHIPS AND STOCK

The Company has exchange membership seats and common stock in publicly-traded exchanges pledged for clearing purposes, which provide the Company the right to process trades directly with the various exchanges. The exchange memberships and common stock that are pledged for clearing purposes are recorded at cost, in accordance with GAAP and Commodity Futures Trading Commission (“CFTC”) regulations. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the COMEX Division of the New York Mercantile Exchange, and the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets. Exchange stock includes shares of CME Group, Inc. common stock, InterContinental Exchange, Inc. (“ICE”) common stock and NYMEX common stock.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” equity investments in exchanges of common stock which is not pledged for clearing purposes are classified as available-for-sale and recorded at fair market value, with the unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income. At May 31, 2009, all exchange memberships and common stock held by the Company was pledged for clearing purposes, and recorded at cost. The fair market value of the exchange memberships and common stock held by the Company was $8.0 million and $15.0 million at May 31, 2009 and August 31, 2008, respectively.

During the nine months ended May 31, 2009 and 2008, realized gains on the sale of exchange common stock and trading rights were $6.5 million and $3.2 million, respectively. For purposes of determining realized gains, the cost of the shares sold is based on weighted-average cost.

7. EQUIPMENT, FURNITURE, SOFTWARE AND IMPROVEMENTS

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

The following is a summary of equipment, furniture, software and improvements, at cost less accumulated depreciation, at May 31, 2009 and August 31, 2008:

	May 31, 2009	August 31, 2008
	(in thousands)
Equipment and furniture	$9,647	$7,434
Computer software	2,852	2,846
Improvements	815	815

	13,314	11,095
Less accumulated depreciation	(5,438)	(3,828)

	$7,876	$7,267

8. NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt outstanding at May 31, 2009 and August 31, 2008 consisted of the following:

	Expiration Date	Total Commitment Amount at May 31, 2009 (in millions)		Amount Outstanding at
				May 31, 2009	August 31, 2008
				(in thousands)
Margin Call Facilities:
Syndicate of lenders (1)	June 23, 2010	$250.0	(1)	$—	$—
CoBank, ACB (2)		—		—	—
CoBank, ACB (2)		—		—	—
Commodity Financing Facilities:
Fortis Capital Corp.	Demand	20.0		—	—
Deere Credit, Inc. (3)		—		—	5,192
CoBank, ACB (4)		—		—	22,010
Other borrowings:
Del Mar Onshore Partners, L.P. (5)		—		—	5,000
Subordinated debt:
Syndicate of lenders	July 22, 2010	55.0		40,000	15,000
Subordinated debt	January 31, 2010 and June 30, 2010	1.0		1,000	1,000

Total notes payable and subordinated debt				$41,000	$48,202

(1)	This represents a syndicated credit facility with a lending syndicate consisting of BMO Capital Markets and Bank of America, N.A. On June 24, 2009, the syndicated margin line credit facility was amended to reduce the commitment amount to $75.0 million and renew the term through June 23, 2010 (see Note 19).

(2)	The OTC margin lines with CoBank expired on April 1, 2009, and were not renewed.

(3)	The agreement with Deere Credit related to the commodity financing loan facility expired on June 1, 2009 and was not renewed.

(4)	The agreement with CoBank related to the commodity financing loan facility expired on May 1, 2009 and was not renewed.

(5)	The Company ceased construction and development of Green Diesel, LLC’s biodiesel facility during fiscal 2008. On October 8, 2008, the Company completed a sale of its ownership interest in Green Diesel. In conjunction with the sale, the $5.0 million outstanding loan payable to Del Mar Onshore Partners, L.P. was retained by Green Diesel, without recourse to the Company.

The Company’s ability to draw on the subordinated debt facility currently expires on July 22, 2009, however funds drawn on the facility prior to July 22, 2009 will mature on July 22, 2010 while in compliance with all financial covenants. We expect to collect income taxes receivable in amounts which exceed the amount of the subordinated debt outstanding prior to the end of February 2010, which the Company intends to use to repay the subordinated debt in full at that time with no reduction in regulatory capital.

All of our credit facilities include financial covenants and the failure to comply with any such covenants, with the exception of our subordinated debt, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of our subordinated debt could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. We were in compliance with all debt covenants as of May 31, 2009.

9. PENSION PLANS

The Company has noncontributory retirement plans, which are defined benefit plans that cover certain employees. The plans have been closed to new employees subsequent to April 1, 2006, and effective September 1, 2008, benefit accruals were frozen and no additional benefits will be accrued for active participants under the plan. Due to the significant disruptions in the financial markets subsequent to August 31, 2008, the value of the plans’ net assets have been negatively impacted. As a result, actual plan asset returns were lower than expected returns, which may result in additional plan contributions to meet minimum funding requirements under U.S laws and regulations. The Company expects to contribute $0.6 million to the plan prior to July 15, 2009.

Net periodic pension cost for the three and nine months ended May 31, 2009 and 2008 for the defined benefit plans consists of the following components:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Service cost	$—	$534	$—	$1,602
Interest cost	524	490	1,571	1,470
Less expected return on plan assets	(409)	(505)	(1,226)	(1,515)
Net amortization and deferral	136	142	407	426

Net periodic pension cost	$251	$661	$752	$1,983

10. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”) has been presented in the accompanying consolidated statements of operations. Basic earnings per share excludes dilution and was computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share was calculated based on the weighted average shares of common stock as adjusted for the potential dilutive effect of stock options and restricted, or non-vested stock, using the treasury stock method. Stock-based compensation arrangements, including options, are considered to be outstanding as of the grant date for purposes of computing diluted earnings (loss) per share.

The reconciliation of basic net income (loss) per common share to diluted net income (loss) per common share is shown in the following table for the three months ended May 31, 2009 and 2008:

	For the Three Months Ended May 31, 2009		For the Three Months Ended May 31, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income (loss) from continuing operations	$(8,076)	$(8,076)	$8,371	$8,371
Loss from discontinued operations	—	—	(364)	(364)

Net income (loss)	$(8,076)	$(8,076)	$8,007	$8,007

Weighted average common shares outstanding	27,930	27,930	27,894	27,894
Dilutive effect of stock options and restricted stock	—	—	—	1,165

Weighted average shares outstanding – diluted	27,930	27,930	27,894	29,059

Earnings (loss) per share:
Continuing operations	$(0.29)	$(0.29)	$0.30	$0.29
Discontinued operations	—	—	(0.01)	(0.01)

Net income (loss)	$(0.29)	$(0.29)	$0.29	$0.28

Anti-dilutive shares excluded from calculation		2,322		—

The reconciliation of basic net income (loss) per common share to diluted net income (loss) per common share is shown in the following table for the nine months May 31, 2009 and 2008:

	For the Nine Months Ended May 31, 2009		For the Nine Months Ended May 31, 2008
	Basic	Diluted	Basic	Diluted
	(amounts in thousands, except per share amounts)
Income (loss) from continuing operations	$(61,136)	$(61,136)	$39,291	$39,291
Loss from discontinued operations	(131)	(131)	(6,083)	(6,083)

Net income (loss)	$(61,267)	$(61,267)	$33,208	$33,208

Weighted average common shares outstanding	27,922	27,922	27,676	27,676
Dilutive effect of stock options and restricted stock	—	—	—	1,292

Weighted average shares outstanding – Diluted	27,922	27,922	27,676	28,968

Earnings (loss) per share:
Continuing operations	$(2.19)	$(2.19)	$1.42	$1.36
Discontinued operations	—	—	(0.22)	(0.21)

Net income (loss)	$(2.19)	$(2.19)	$1.20	$1.15

Anti-dilutive shares excluded from calculation		2,322		—

11. STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity for the nine months ended May 31, 2009, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding at August 31, 2008	2,330	$10.36
Granted	—	—
Exercised	(8)	5.50
Forfeited or expired	—	—

Outstanding at May 31, 2009	2,322	$10.38	7.39	$—

Exercisable at May 31, 2009	1,715	$8.39	7.25	$—

The Company did not grant any stock options during the nine months ended May 31, 2009 and 2008. A summary of the stock options exercised is as follows:

	Nine Months Ended May 31,
	2009	2008
Total cash received	$41	$3,651
Income tax benefits	$14	$7,632
Intrinsic value	$33	$20,654

The activity of nonvested stock options for the nine months ended May 31, 2009 is as follows (shares in thousands):

	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2008	900	$5.91
Granted	—	—
Vested	(293)	5.91
Forfeited	—	—

Nonvested at May 31, 2009	607	$5.91

At May 31, 2009, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The activity of nonvested shares for the nine months ended May 31, 2009 is as follows (shares in thousands):

	Shares	Average Grant- Date Fair Value
Nonvested at August 31, 2008	12	$47.54
Granted	—	—
Vested	(12)	47.54
Forfeited	—	—

Nonvested at May 31, 2009	—	$—

At May 31, 2009, there was no unrecognized compensation cost related to nonvested restricted stock compensation arrangements granted under the Plan.

12. STOCKHOLDERS’ EQUITY

Changes in our stockholders’ equity accounts for the nine months ended May 31, 2009, are as follows (in thousands):

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at August 31, 2008	$108,016	$10,777	$(2,185)	$(1,632)	$112,582	$227,558
Net loss	—	—	—	—	(61,267)	(61,267)
Less: reclassification adjustment for gains included in net income	—	—	—	(2,946)	—	(2,946)
Amortization of pension loss, net of tax	—	—	—	300	—	300

Total comprehensive loss	—	—	—	—	—	(63,913)

Proceeds from stock option exercises	41	—	—	—	—	41
Excess tax benefit on stock options exercised	—	14	—	—	—	14
Stock-based compensation	—	2,365	—	—	—	2,365
Effect of subsidiary’s equity transactions	—	(175)	—	—	—	(175)

Balance at May 31, 2009	$108,057	$12,981	$(2,185)	$(4,278)	$51,315	$165,890

13. ADJUSTED NET CAPITAL REQUIREMENTS

Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone’s adjusted net capital and minimum net capital requirement May 31, 2009 and August 31, 2008 were as follows:

	May 31, 2009	August 31, 2008
	(in thousands)
Adjusted net capital	$59,482	$97,334
Minimum net capital requirement	41,136	67,714

14. AGORA-X, LLC / NASDAQ OMX GROUP SECURITIES PURCHASE AGREEMENT

During the nine months ended May 31, 2009, the NASDAQ OMX Group (“NASDAQ OMX”) completed its $7.5 million equity investment in Agora-X, LLC, for an aggregate 20 percent ownership interest, by contributing the remaining $2.5 million in cash consideration. Subsequent to the completion of the transaction, the Company maintains an 80 percent ownership interest in Agora-X. As a result of the transaction, the Company recorded minority interest of $2.5 million, and no gain has been recorded in the consolidated statement of operations. The proceeds of the NASDAQ OMX investment are being used to continue development, as Agora-X is a development stage entity, formed to create an electronic communications network (“ECN”) for institutional trading in certain OTC commodities in efforts to help institutional participants achieve strategic advantage in the growing OTC commodities market. Agora-X launched the first stage of its ECN into production on December 12, 2008. Agora-X has no operating history and has generated a net operating loss since inception. Agora-X is seeking additional third-party equity financing to fund future operations and to provide working capital, however there are no assurances that such additional financing will be consummated or obtained in sufficient amounts.

15. ACQUISITION

During the second quarter of fiscal 2008, the Company acquired Elders Risk Management Pty Ltd (“Elders”), an Australian-based company for a net investment of $0.3 million. As part of the transaction, the Company also acquired the firm’s surplus funds on a dollar for dollar basis. Elders, which has been subsequently renamed FCStone Australia Pty Ltd, specializes in risk management services for the producers and users of agricultural commodities. The acquisition positions the Company to provide more extensive risk-management services to agribusiness organizations throughout Asia and Oceania. The purchase price has been allocated to identifiable intangible assets with finite lives, and will be amortized over the estimated remaining useful lives of these assets.

16. OPERATING SEGMENT INFORMATION

The Company reports its operating segments based on services provided to customers, which includes C&RM, CES, and Financial Services. The C&RM segment offers commodity services to its customers, with an emphasis on risk management using futures, options and other derivative instruments traded on exchanges and through OTC markets. The CES segment offers low-cost clearing and direct execution services to commodities firms, fund operators, commodities traders and others. The Financial Services segment offers financing and facilitation for customers to finance the purchase of commodities. The Corporate and Other segment consists of development expenses and income from investments in other companies accounted for using the equity method, and overall corporate-level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, interest and general insurance. In fiscal 2008, the Company discontinued reporting a Grain Merchandising segment because the Company sold its majority interest in FGDI, which represented the Grain Merchandising segment, during the fourth quarter of fiscal 2007. The remaining 25% equity interest in FGDI is included in the Corporate and Other segment.

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

The following table presents the significant items by operating segment for the results of operations for the three and nine months ended May 31, 2009 and 2008, respectively, and the balance sheet data as of those dates:

	Commodity & Risk Management Services	Clearing & Execution Services	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
Three Months Ended May 31, 2009
Total revenues	$25,494	$21,969	$12,662	$(2,753)	$88	$57,460
Interest revenue	$764	$2,627	$117	$11	$—	$3,519
Interest expense	$236	$706	$51	$—	$(4)	$989
Income (loss) before minority interest and income tax (benefit) expense	$2,287	$(4,687)	$160	$(9,762)	$—	$(12,002)
Total assets	$790,696	$614,420	$7,949	$78,107	$(14,052)	$1,477,120

Three Months Ended May 31, 2008
Total revenues	$44,567	$36,467	$2,375	$451	$(271)	$83,589
Interest revenue	$1,140	$2,515	$1,569	$72	$—	$5,296
Interest expense	$276	$14	$1,123	$—	$(19)	$1,394
Income (loss) before minority interest and income tax (benefit) expense	$15,351	$1,260	$656	$(3,448)	$(648)	$13,171
Total assets	$1,491,381	$828,517	$79,889	$45,404	$(18,923)	$2,426,268

	Commodity & Risk Management Services	Clearing & Execution Services	Financial Services	Corporate & Other	Reconciling Amounts	Total
	(in thousands)
Nine Months Ended May 31, 2009
Total revenues	$92,114	$93,881	$14,554	$(352)	$(540)	$199,657
Interest revenue	$4,933	$14,960	$1,832	$72	$—	$21,797
Interest expense	$791	$1,638	$1,036	$—	$(27)	$3,438
Income (loss) before minority interest and income tax (benefit) expense	$10,767	$(97,057)	$280	$(17,890)	$—	$(103,900)
Total assets	$790,696	$614,420	$7,949	$78,107	$(14,052)	$1,477,120

Nine Months Ended May 31, 2008
Total revenues	$129,168	$110,453	$7,841	$3,165	$(1,362)	$249,265
Interest revenue	$14,788	$16,849	$5,469	$754	$(325)	$37,535
Interest expense	$333	$55	$4,158	$—	$(142)	$4,404
Income (loss) before minority interest and income tax (benefit) expense	$54,278	$15,072	$1,183	$(6,885)	$(907)	$62,741
Total assets	$1,491,381	$828,517	$79,889	$45,404	$(18,923)	$2,426,268

17. COMMITMENTS AND CONTINGENCIES

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

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant) and certain officers and directors on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. On May 6, 2009, the plaintiffs amended the complaint to allege that the Company had improperly disclosed the bad debt provision related to an energy trading account. On July 7, 2009, the plaintiffs filed a motion for leave to amend the complaint to allege breaches of fiduciary duties relating to the Company’s proposed merger with International Assets Holding Corporation. The litigation is in its early stages, and the Company believes it has meritorious defenses.

A purported class action lawsuit was filed against the Company and certain officers and directors on July 8, 2009 in the Circuit Court of Clay County, Missouri, alleging breaches of fiduciary duties and other violations of state law arising from the Company’s proposed merger with International Assets Holding Company. The litigation is in its early stages, and the Company believes it has meritorious defenses.

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

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

With over-the-counter derivative transactions, the Company acts as a principal, which exposes it to the credit risk of both its customers and the counterparties with which it offsets its customer positions. As with exchange-traded transactions, its over-the-counter transactions require that the Company meet initial and variation margin payments on behalf of its customers before it receives the required payment from its customers. Over-the-counter customers are required to post sufficient collateral to meet margin requirements based on Value at Risk models as well as variation margin requirements based on the price movement of the commodity in which they transact. The Company’s customers are required to make any required margin deposits the next business day, and the Company may require its largest clients to make intra-day margin payments during periods of significant price movement. The Company has the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.

The Company is also a party to a guarantee of payment and performance by a third party of an ethanol marketing agreement with a risk management customer which would require the Company to purchase the output of the customer if the third party could not perform under the marketing agreement. The guarantee does not have a set term, and the underlying agreement cannot be terminated by the third party unless the customer breaches the agreement. The maximum potential amount of future payments required under the guarantee cannot be estimated because the underlying marketing agreement does not specify the amount or the price of the ethanol to be purchased during the term of the agreement. The price of the ethanol to be purchased is at the discretion of the Company.

19. SUBSEQUENT EVENTS

On June 24, 2009, FCStone, LLC, entered into an amendment with Bank of Montreal (“BMO”), as administrative agent, and the lenders party thereto (the “First Amendment”). The First Amendment amends the Credit Agreement dated as of July 23, 2008 between the parties (the Credit Agreement, together with the First Amendment, are hereinafter collectively referred to as the “Amended Credit Agreement”). Loans made under the Amended Credit Agreement bear interest at 1.50% plus the greatest of (a) the prime commercial rate; (b) the federal funds rate plus one half of 1%; and (c) LIBOR plus 1.00%. FCStone, LLC, will pay a commitment fee of 0.50% of the unused commitments. The First Amendment decreased the aggregate amount of all commitments allowed under the Amended Credit Facility to $150.0 million. As of the effective date of the First Amendment, BMO Capital Markets Financing, Inc. and Bank of America, N.A. had committed an aggregate of $75.0 million under the Amended Credit Facility. The termination date of the Amended Credit Agreement is June 23, 2010, or such earlier date as the commitments are terminated pursuant to the Amended Credit Agreement.

On July 1, 2009, the Company and International Assets Holding Corporation (“International Assets”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge (the “Merger”) with a wholly-owned subsidiary of International Assets. Under the terms of the Merger Agreement, the Company’s stockholders will receive 0.2950 shares of International Assets’ common stock for each share of the Company common stock they own. It is anticipated that International Assets’ current stockholders will own approximately 52.5 percent of International Asset following the Merger and the Company’s current stockholders will own the remaining approximately 47.5 percent. The Merger is expected to be tax free to stockholders of both companies. Following the Merger, Sean O’Connor will continue to serve as Chief Executive Officer and as a director of International Assets. Paul Anderson will serve as President and a director of International Assets while retaining the position of Chief Executive Officer of the Company. The Board of Directors of International Assets will consist of thirteen directors, seven designated by International Assets and six designated by the Company. The combined company will continue to list its common stock on the Nasdaq Global Market and trade under the symbol IAAC. The Merger is subject to shareholder and regulatory approval, and is expected to close in the fourth calendar quarter of 2009. The Merger Agreement contains certain termination rights for both the Company and International Assets. Upon termination of the Merger Agreement under specified circumstances (including an adverse change by International Assets’ board of directors of its recommendation to stockholders to vote for the Merger) International Assets may be required to pay the Company a termination fee of $4.9 million and expenses of up to $2 million.

In connection with the Merger Agreement, the Company entered into an option agreement with International Assets (the “Option Agreement”). Upon termination of the Merger Agreement under other specified circumstances (including an adverse change by the Company of its recommendation to stockholders to vote for the Merger), under the Option Agreement an option to purchase newly issued shares of the common stock of the Company equal to 19.9% of its outstanding common shares becomes exercisable for a period of six months. The exercise price for the option is $4.15 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. We assist primarily middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to our risk management consulting services, we operate an independent clearing and execution platform for exchange-traded futures and options contracts. During the last twelve months, we have served more than 8,000 customers and transacted more than 73.7 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. We also assist our customers with the financing, transportation and merchandising of their physical commodity inventories.

We currently operate in three reportable segments consisting of Commodity and Risk Management Services (“C&RM”), Clearing and Execution Services (“CES”) and Financial Services. We also report a Corporate and Other segment, which contains corporate investment income, and direct corporate expenses, development expenses, and income from equity investments not directly attributable to our operating segments. Agora-X, LLC (“Agora-X”) is an 80% owned development-stage entity formed to create an electronic communications network for OTC commodity contracts.

Historically, our profitability has primarily been driven by the C&RM and CES segments of our business. In the three and nine months ended May 31, 2009, the C&RM segment experienced a significant decline in income before minority interest and income taxes primarily due to significant declines in exchange-traded and OTC contract trading activity by our customers. The CES segment experienced a significant loss before minority interest and income taxes, primarily due to a specific energy trading customer account deficit. For the three and nine months ended May 31, 2009, we recorded a provision for bad debts of $5.2 million and $111.5 million, respectively, comprised of increases to the allowance for doubtful accounts, net of expected recoveries, primarily resulting from the significant energy trading account deficit. Additionally, both segments have been impacted negatively by the decline in short-term interest rates to historically low levels, and declines in investable customer segregated and OTC deposits.

It is important that you read our consolidated financial statements in conjunction with the notes to our consolidated financial statements and the segment disclosure included below. The following table sets forth for each segment the income (loss) from continuing operations before minority interest and income tax expense for the three and nine months ended May 31, 2009 and 2008.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Commodity and Risk Management Services	$2,287	$15,351	$10,767	$54,278
Clearing and Execution Services	(4,687)	1,260	(97,057)	15,072
Financial Services	160	656	280	1,183
Corporate and Other	(9,762)	(4,096)	(17,890)	(7,792)

Income (loss) from continuing operations before minority interest and income tax expense (benefit)	$(12,002)	$13,171	$(103,900)	$62,741

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

Service, consulting and brokerage fees. Service, consulting and brokerage fees are revenues generated in the C&RM segment. Service revenues are monthly fees charged to Integrated Risk Management Program (“IRMP”) customers for customized risk management consulting services. Consulting fees are primarily fees we charge for providing various other risk management-related consulting services to customers, which are generally performed on either a monthly or project-by-project basis. Brokerage fees are generated from OTC derivative trades and Forex trades executed with our customers and with other counterparties. These brokerage fees vary on a per trade basis depending on the level of service provided and the type of transaction. When transacting OTC and Forex contracts with our customers, we will generally offset the customers’ transaction simultaneously with one of our trading counterparties. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and will offset that transaction with a similar, but not identical, position on an exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer. We record revenue through the consolidated statement of operations on these trade-desk transactions based on differences in fair market value when valuing all open positions on a monthly basis.

Interest income. Interest income is primarily driven by the level of customer segregated and OTC assets deposited with us and the level of short-term interest rates. The level of customer assets deposited with us is directly related to transaction volume and commodity open contract interest of our customers. The majority of the interest we earn relates to client balances held with us on deposit to satisfy margin requirements, on which we may return a portion of the interest to our customers. We report interest revenues net of interest returned to customers. Additionally, we earn interest from our internally-generated cash balances invested in short-term marketable securities, and also from financing fees related to commodity inventory repurchase programs within our Financial Services segment.

Other revenue. Other revenue represents various ancillary revenue streams, including transportation-related income, profit-share arrangements and patronage income in our Financial Services segment, dividend income, income from equity investments (including our 25% interest in FGDI, LLC (“FGDI”)) and non-recurring items. Historically, income from non-recurring items have included gains on the sale of exchange stock and exchange seats, dividends and litigation settlements, and can vary significantly from period to period.

Sales of commodities. During fiscal 2009, sales of commodities represent revenue generated from the sale of corn and wheat, Renewable Identification Numbers (“RINs”) and Chicago Climate Exchange (“CCX”) carbon financial instruments (“CFIs”). During fiscal 2008, sales of commodities represent revenue generated from the sale of CFIs. When evaluating commodity sales, management focuses on the margin (gross profit) from commodity sales (see “Non-GAAP Financial Measures”). The focus on gross profit from commodity sales removes the effect of commodity price driven changes on revenue and cost of goods sold, which may not have an effect on net income. The corn and wheat purchase and sale transactions were related to a specific inventory repurchase financing transaction within our Financial Services segment. The purchase and sale of RINs and CFIs are an ancillary activity and not part of our core operating model.

Costs and Expenses

Cost of commodities sold. During fiscal 2009 and 2008, cost of commodities represents the product of the volume of purchased corn and wheat bushels, RINs and CFIs, and their related costs, respectively.

Employee compensation and commissions. Employee compensation and commissions consists of risk management consultant commissions, salaries, short-term and long-term incentive compensation and share-based compensation, and is one of our primary operating expenses. We classify employees as either risk management consultants or salaried and support personnel, which includes our executive officers. The most significant component of our compensation expense is the employment of our risk management consultants, who are compensated with commissions based on the revenues their customers generate. Accordingly, our commission expense component is variable and is dependent on our commission revenue and service, consulting and brokerage fee revenue.

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

Introducing broker commissions. Introducing broker commissions are commissions that we pay to non-employee third parties that have introduced customers to us. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures, options and foreign exchange orders from those customers. We directly provide all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions we pay an introducing broker vary based on a variety of factors, including the trading volume of the customers introduced to our company. This expense is variable and is directly related to the overall volume of trades by those customers.

Employee benefits and payroll taxes. Employee benefits and payroll taxes expense consist primarily of employee health insurance, two defined benefit pension plans, two defined contribution plans (401(k) and ESOP), and payroll taxes. Accordingly, these expenses normally fluctuate in relation to employee compensation and commissions and the number of employees. Effective September 1, 2008, all benefit accounts under our defined benefit pension plans were frozen and no additional benefits will be accrued for active participants under the plans, see Note 9 to the consolidated financial statements.

Interest expense. Interest expense consists of interest and related fees charged to us by our lenders on outstanding loans and letters of credit, commitment fees on certain lines of credit and the amortization of debt issuance costs. Our interest expense depends primarily on the amount of debt outstanding, cost of obtaining financial facilities and the interest rate environment, with all of our credit lines bearing interest at variable rates. A significant portion of our interest expense arises from the commodity inventory repurchase programs offered to customers within our Financial Services segment, and is economically offset with financing fees earned from the programs and presented as interest income.

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

Impairment loss on goodwill. Impairment losses on goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.

Other expenses. Other expenses consist primarily of office and equipment rent and expenses, communications and marketing information, travel, printing, insurance, legal and professional fees, dues and fees and other various expenses. The majority of these expenses are relatively fixed in nature and do not necessarily vary directly with changes in revenue.

Minority interest. On March 3, 2008, the Company executed an agreement with NASDAQ OMX Group, Inc. (“NASDAQ”) in which NASDAQ contributed cash of approximately $5.0 million in exchange for preferred units in the Company’s subsidiary, Agora-X. NASDAQ’s initial interest associated with the preferred units was 13.3% ownership in Agora-X. During the second quarter of fiscal 2009, NASDAQ completed its $7.5 million equity investment, contributing an additional $2.5 million of cash consideration for a total ownership interest of 20%.

Income tax expense (benefit). Income tax expense consists of current and deferred tax expense relating to federal, state and local taxes. We file a consolidated federal income tax return and combined state and local income tax returns for all wholly-owned subsidiaries.

Loss from discontinued operations. The loss from discontinued operations is comprised of impairment losses from our previously majority-owned biodiesel development plant, operating losses from the discontinuance of its operations and costs incurred in disposition of the plant. We completed the disposition of the facility on October 8, 2008.

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

Revenues, Net of Cost of Commodities Sold

Revenues, net of cost of commodities sold, consists of total revenues presented as determined in accordance with GAAP, less the cost of commodities sold. Revenues, net of cost of commodities sold, is a non-GAAP financial measure that is used in this report on Form 10-Q because our management considers it an important supplemental measure of our performance. Our management believes revenues, net of cost of commodities sold, is a more relevant measure of both our revenue growth and our economic interest in these commodities transactions because it removes the effect of commodity price driven changes in revenue and cost of commodities sold, which may not have a meaningful effect on net income. In managing our business, management has historically focused on revenues derived from sales of commodities, net of cost of commodities sold. This financial measure is meaningful in managing our business as profit is driven more by the margin on commodities sold rather than the price of the commodities and analyzing consolidated costs and expenses as a percentage of total revenue is not meaningful because total revenues related to commodity sales is a disproportionately large number compared to margin. Measuring expense as a percentage of revenues, net of cost of commodities sold, provides a clearer understanding of the trends in costs and expenses and expense management.

The following table reconciles revenues, net of cost of commodities sold, with our total revenues.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Commissions and clearing fees	$30,668	$47,714	$109,719	$132,709
Service, consulting and brokerage fees	9,655	28,339	43,284	68,796
Interest	3,519	5,296	21,797	37,535
Other	(2,336)	1,632	5,558	8,267
Sales of commodities	15,954	608	19,299	1,958

Total revenues	57,460	83,589	199,657	249,265
Less: Cost of commodities sold	15,811	205	19,091	1,035

Revenues, net of cost of commodities sold	$41,649	$83,384	$180,566	$248,230

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

The following table reconciles EBITDA with our net income (loss).

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(8,076)	$8,007	$(61,267)	$33,208
Plus: interest expense	989	1,394	3,438	4,404
Plus: depreciation and amortization	808	604	2,168	1,336
Plus (less): income tax (benefit) expense	(3,650)	4,850	(42,133)	23,500
Plus: impairment loss on goodwill	—	—	1,888	—
Plus: loss on discontinued operations, net of tax	—	364	131	6,083

EBITDA	$(9,929)	$15,219	$(95,775)	$68,531

Results of Operations

Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008

Executive Summary

We recorded a net loss of $8.1 million in the three months ended May 31, 2009, compared to net income of $8.0 million recorded for the three months ended May 31, 2008, a decrease in profitability of $16.1 million. This decrease was primarily driven by the significant decline in exchange-traded and OTC customer trading activity across nearly all business lines and historically low short-term interest rates. Also, we recorded an additional $5.2 million in bad debt provision related to the disposition of a specific energy trading customer account deficit during the current quarter. See “Operations by Segment” and “Capital Resources and Liquidity” for additional discussion related to customer trading activity declines and the specific energy trading customer account deficit. We incurred a loss realized through our equity investment in FGDI of $2.8 million relating to the settlement by FGDI of a contractual dispute through litigation in June 2009. We did not have any direct involvement in the disputed commodity contracts, nor did we have any participation in settlement proceedings. We also incurred compensation expense totaling $1.9 million in the three months ended May 31, 2009 related to the employment termination of a former executive officer, including acceleration of the unvested long-term incentive plan award and remaining unvested stock options previously awarded.

Our underlying core commodity risk management consulting business is still performing despite low volatility throughout the commodity market environment and continued strain on our customers’ availability of credit capacity to carry forward financial positions and inventories, which has had a significant impact on trading volumes. Additionally, exchange-traded volumes within the CES segment have been impacted by the disposition of the specific energy trading customer account and our risk-reducing initiatives implemented across the CES segment.

The following chart provides a comparison of revenues, costs and expenses, and net income (loss) for the periods:

	Three Months Ended May 31, 2009		Three Months Ended May 31, 2008		Variance
	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% of Revenue, Net of Cost of Commodities Sold	In Thousands	% Change
Sales of commodities	$15,954	N/M	$608	N/M	$15,346	N/M
Cost of commodities sold	15,811	N/M	205	N/M	15,606	N/M

Gross profit on commodities sold	143	0.3%	403	0.5%	(260)	(64.5)%
Commissions and clearing fees	30,668	73.6%	47,714	57.2%	(17,046)	(35.7)%
Service, consulting and brokerage fees	9,655	23.2%	28,339	34.0%	(18,684)	(65.9)%
Interest	3,519	8.5%	5,296	6.4%	(1,777)	(33.6)%
Other	(2,336)	(5.6)%	1,632	1.9%	(3,968)	N/M

Revenue, net of cost of commodities sold (1)	41,649	100.0%	83,384	100.0%	(41,735)	(50.1)%

Costs and expenses
Employee compensation and broker commissions	12,662	30.4%	18,098	21.7%	(5,436)	(30.0)%
Pit brokerage and clearing fees	16,517	39.6%	27,385	32.8%	(10,868)	(39.7)%
Introducing broker commissions	4,612	11.1%	8,818	10.6%	(4,206)	(47.7)%
Employee benefits and payroll taxes	1,997	4.8%	3,882	4.6%	(1,885)	(48.6)%
Interest expense	989	2.4%	1,394	1.7%	(405)	(29.1)%
Depreciation	808	1.9%	604	0.7%	204	33.8%
Provision for bad debts	5,260	12.6%	1,721	2.1%	3,539	205.6%
Impairment loss on goodwill	—	—	—	—	—	—
Other expenses	10,806	26.0%	8,311	10.0%	2,495	30.0%

Total costs and expenses (excluding cost of commodities sold)	53,651	128.8%	70,213	84.2%	(16,562)	(23.6)%

Income (loss) from continuing operations before income tax (benefit) expense and minority interest	(12,002)	(28.8)%	13,171	15.8%	(25,173)	(191.1)%
Minority interest	(276)	(0.6)%	(50)	(0.1)%	(226)	(100.0)%

Income (loss) from continuing operations before income tax (benefit) expense	(11,726)	(28.2)%	13,221	15.9%	(24,947)	(188.7)%
Income tax (benefit) expense	(3,650)	(8.8)%	4,850	5.8%	(8,500)	(175.3)%

Net income (loss) from continuing operations	(8,076)	(19.4)%	8,371	10.0%	(16,447)	(196.5)%
Loss from discontinued operations, net of tax	—	NA	(364)	(0.4)%	364	(100.0)%

Net income (loss)	$(8,076)	(19.4)%	$8,007	9.6%	$(16,083)	(200.9)%

(1)	Revenues, net of cost of commodities sold, consist of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data – Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, decreased $41.8 million, or 50.1% from $83.4 million in the three months ended May 31, 2008, to $41.6 million in the three months ended May 31, 2009. During this period, we experienced significantly lower exchange-traded and OTC contract trading volumes, primarily from customers within the agricultural, financial and energy markets. Interest income has decreased significantly from period to period as a result of the decline in short-term interest rates to historically low levels, and decreased interest-earning customer segregated assets and OTC deposits, as compared to the same period a year ago.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities and cost of commodities sold were $15.9 million and $15.8 million, respectively, in the three months ended May 31, 2009, and were comprised primarily of the purchase and sale of corn, wheat and RINs. The corn and wheat purchase and sale transactions were related to a specific inventory repurchase financing transaction within our Financial Services segment, and are not expected to be recurring. The RIN activity was back-to-back purchase and sales and generated gross profit of $0.1 million. Sales of commodities and cost of commodities sold were $0.6 million and $0.2 million, respectively, in the three months ended May 31, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.4 million in gross profit for the three months ended May 31, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and Clearing Fees. Commissions and clearing fees decreased $17.0 million, or 35.7%, from $47.7 million in the three months ended May 31, 2008, to $30.7 million in the three months ended May 31, 2009. The decrease primarily resulted from a sharp decrease in exchange-traded contract volume in the CES segment and to a lesser extent, a decrease in exchange-traded contract volume in the C&RM segment. We continue to see increases in per-trade pit brokerage and clearing fees in both segments, which stepped up over two quarters beginning in the third quarter of fiscal 2008, increasing both revenues and related expenses. During the period, exchange-traded contract volume decreased by 12.9 million contracts, or 48.4%, from 26.6 million contracts in the three months ended May 31, 2008, to 13.7 million contracts in the three months ended May 31, 2009. The overall decrease in volumes is related to the impact of the macro-economic financial market conditions, including a lack of active market participants due to the lack of available credit capacity by companies to carry inventories and use forward positions. Specifically, we have seen a decline in trading activity over the majority of our traditional commercial business in the C&RM segment. Additionally, volumes in the CES segment have been impacted by the reduced trading among the high-volume, low-margin electronic trade customers, the disposition of the specific energy trading customer account and further risk-reducing initiatives implemented across the segment. Our rate realized per trade increased during the current quarter, primarily as a by-product of the significant decline in the volume of low-margin electronic trading customers. Forex customer trade activity also decreased, accounting for a $0.9 million decrease in commissions and fees over the prior comparable period. See “Operations by Segment” for further discussion of revenue and contract volumes.

The following table shows commissions and clearing fees by exchange trades and Forex trades and the number of exchange-traded contracts that we have executed or cleared for our customers in the C&RM and CES segments for the three months ended May 31, 2009 and 2008.

	Three Months Ended May 31
	2009	2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$28,997	$45,187
Commissions and clearing fees – Forex trades	1,671	2,527

Total commissions and clearing fees	$30,668	$47,714

Exchange contract trade volume (in thousands)	13,734	26,597

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees decreased $18.7 million, or 65.9%, from $28.3 million in the three months ended May 31, 2008, to $9.7 million in the three months ended May 31, 2009. The decrease primarily resulted from the significant decrease in OTC brokerage, as OTC contract volume decreased 212,764 contracts, or 72.4%, in the three months ended May 31, 2009, compared to the three months ended May 31, 2008. The decrease in OTC volume is primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers, who continue to be adversely affected by global economic credit conditions. The overall OTC rate per contract decreased as a result of the change in mix of various OTC products traded. Additionally, revenues from the Forex and OTC trade desks and other consultative services declined, partially offset by a slight increase in IRMP fees. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions, which are short-term in nature and conducted to facilitate the most effective transaction for our customer, are marked-to-market, with the difference in valuation being recorded in current earnings. Revenues generated from the mark-to-market adjustments on these positions were $1.7 million and $5.3 million in the three months ended May 31, 2009 and May 31, 2008, respectively.

The following table sets forth our OTC contract volume for the three months ended May 31, 2009 and 2008.

	Three Months Ended May 31
	2009	2008
OTC contract volume	81,277	294,041

Interest Income. Interest income decreased $1.8 million, or 33.6%, from $5.3 million in the three months ended May 31, 2008, to $3.5 million in the three months ended May 31, 2009. Interest income for the three months ended May 31, 2008 included a loss of $5.0 million, on the mark-to-market valuation of derivative contracts that were designed to manage a portion of our exposure to changes in short-term interest rates. Net of the realized loss on the derivative contracts, interest income decreased primarily due to the significant decrease in short-term interest rates, to historically low levels, and a significant decrease in investable customer segregated funds and OTC deposits, across both primary segments of our business. In addition to our investment in U.S. government securities and federal agency obligations, we also invest in money market funds, which return historically higher yields compared to the 90-day Treasury bill. Additionally, interest income from our commodity inventory financing program decreased $1.5 million as the financing activity declined sharply during the period.

The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the three months ended May 31, 2009 and 2008.

	Three Months Ended May 31
	2009	2008
	(in thousands)
Average customer segregated assets	$844,686	$1,595,614
90-day Treasury bill average rates for period	0.17%	1.72%

Other Revenues. Other revenues decreased by $3.9 million from $1.6 million in the three months ended May 31, 2008, to a loss of $2.3 million in the three months ended May 31, 2009. Other revenues were minimal in the three months ended May 31, 2009, offset by a loss realized through our equity interest in FGDI of $2.8 million. This loss resulted from the settlement by FGDI of a contractual dispute through litigation in June 2009. We did not have any direct involvement in the disputed commodity contracts, nor did we have any participation in settlement proceedings. For the three months ended May 31, 2008, other revenue includes income from our equity interest in FGDI of $0.4 million, transactional commodity financing income and transportation-related income of $0.6 million.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions decreased $5.5 million, or 30.0%, from $18.1 million in the three months ended May 31, 2008, to $12.6 million in the three months ended May 31, 2009. The expense decrease was primarily a result of volume-related decreased broker commissions in the C&RM segment and the absence of short-term incentive awards in the current period across all segments, as a result of our overall operating loss and unlikelihood of reaching incentive award thresholds. Offsetting this decrease in compensation costs was $1.9 million of expense related to a separation agreement with a former executive officer.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees decreased $10.9 million, or 39.7% from $27.4 million in the three months ended May 31, 2008, to $16.5 million in the three months ended May 31, 2009, in direct relation with the decreased volume of exchange-traded contracts. This decrease is partially offset by the increases in per-trade pit brokerage and clearing fees from the futures exchanges that stepped up over two quarters beginning in the third quarter of fiscal 2008, increasing both revenues and related expenses.

Introducing Broker Commissions. Introducing broker (“IB”) commissions decreased $4.2 million, or 47.7%, from $8.8 million in the three months ended May 31, 2008, to $4.6 million in the three months ended May 31, 2009. The decrease was primarily due to the significant declines in exchange-traded contract volumes from customers introduced by our IBs in the CES segment and to a lesser extent from the decline in IB related contract volumes in the C&RM segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes decreased $1.9 million, or 48.6%, from $3.9 million in the three months ended May 31, 2008, to $2.0 million in the three months ended May 31, 2009. This decrease was primarily related to the decrease in broker commissions to our risk management consultants and the savings impact of the freeze in benefits under the defined benefit pension plans.

Interest. Interest expense decreased $0.4 million, or 29.1%, from $1.4 million in the three months ended May 31, 2008, to $1.0 million in the three months ended May 31, 2009. The decrease is primarily a result of a $1.1 million decrease in interest expense associated with the commodity financing programs, due primarily to a significant reduction in the demand and utilization of our programs during the current quarter. Offsetting the decrease in interest expense is the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended May 31, 2008.

Provision for Bad Debts. Provision for bad debts increased $3.5 million, from $1.7 million in the three months ended May 31, 2008, to $5.2 million in the three months ended May 31, 2009. The provision for bad debts in the three months ended May 31, 2009 primarily relates to the additional $5.2 million in provision recorded relative to the loss incurred within the specific energy trading customer account deficit in the CES segment between February 28, 2009 and March 12, 2009, the transfer date. On March 12, 2009, the account owner transferred the account to a third party, eliminating all material future exposure to the account. See “Operations by Segment” and “Capital Resources and Liquidity” for additional discussion related to the specific energy trading customer account deficit.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, from $0.6 million in the three months ended May 31, 2008, to $0.8 million in the three months ended May 31, 2009. Depreciation expense has increased primarily related to Agora-X placing its electronic communications network for OTC commodity contracts into service during the second quarter of fiscal 2009.

Other Expenses. Other expenses increased $2.5 million, or 30.0% from $8.3 million in the three months ended May 31, 2008, to $10.8 million in the three months ended May 31, 2009, primarily due to increases in legal and professional fees, insurance costs and other fees, offset by decreases in discretionary expenses through implemented cost cutting measures. The increased legal and professional fees primarily relate to costs incurred associated with the disposition of the specific energy trading customer account deficit and the subsequent review of equity alternatives.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $3.7 million during the three months ended May 31, 2009. Our provision for income taxes was $4.9 million in the three months ended May 31, 2008. Our effective income tax rate was 31.1% in the three months ended May 31, 2009, compared to 36.7% for the three months ended May 31, 2008. The decrease in the effective tax rate reflects a revision to our estimated annual effective tax rate for the combined federal and statutory rate from 41.5% to 40.8%. The revision to our estimated annual effective rate is primarily due to a decrease in state tax rates resulting from changes in certain state apportionment calculation formulas.

Operations by Segment

Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008.

Our reportable operating segments consist of C&RM, CES and Financial Services. Direct corporate revenues and expenses, equity earnings (losses) from equity affiliates and revenues and expenses of our majority-owned subsidiary, Agora-X, LLC, are reported in the Corporate and Other segment. Segment income (loss) before minority interest and income taxes is defined as total segment revenues less total segment costs and expenses before reconciling amounts, corporate expenses, minority interest and income taxes. Reconciling amounts represent the elimination of interest income and expense, commission income and expense and management fee income and expense between segments. Such transactions are conducted at market prices to more accurately evaluate the profitability of the individual business segments. A reconciliation of total segment revenues and segment income before minority interest and income taxes to the consolidated statements of operations is included in Note 16 to the consolidated financial statements.

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

Commodity and Risk Management Services

Our C&RM segment offers risk management consulting and access to the commodity derivative markets with the objective of helping our customers mitigate commodity price risk and optimize their profit margins. In this segment, we generate revenues from four primary sources: (1) commission and clearing fee revenues from exchange-traded futures and options contracts and Forex trades, (2) brokerage fees from OTC transactions, (3) risk management service and consulting fees, and (4) interest income, net of interest returned to customers, derived from both investable exchange customer segregated asset balances and OTC customer margin assets, as well as from our proprietary excess funds. Our customers in this segment consist of middle-market commodity intermediaries, end-users and producers, focused primarily in the areas of domestic and international grain, renewable fuels and energy. The principal factors that affect our financial performance in this segment include:

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

During the three months ended May 31, 2009, certain balances for prior period have been reclassified to conform to current period presentation. This includes the reclassification of $1.7 million from the commissions and clearing fees category to the service, consulting and brokerage fees category on the consolidated statement of operations for the three months ended May 31, 2008. The following table provides a summary of the financial performance for this segment.

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Sales of commodities	$3,752	$608
Cost of commodities sold	3,629	205

Gross profit on commodities sold	123	403
Commissions and clearing fees	11,251	14,350
Service, consulting and brokerage fees	9,660	28,445
Interest	764	1,140
Other	67	24

Revenues, net of cost of commodities sold	21,865	44,362
Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	19,339	28,014
Provision for bad debts	3	721
Interest expense	236	276

Total costs and expenses (excluding cost of commodities sold)	19,578	29,011

Segment income before minority interest and income taxes	$2,287	$15,351

Sales of commodities and cost of commodities sold were $3.7 million and $3.6 million, respectively, in the three months ended May 31, 2009, and were comprised primarily of the purchase and sale of RINs. Such sales of the RINs are back-to-back and generated gross profit of $0.1 million. Sales of commodities and cost of commodities sold were $0.6 million and $0.2 million, respectively, in the three months ended May 31, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.4 million in gross profit for the three months ended May 31, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and clearing fee revenues decreased $3.1 million, or 21.5%, from $14.4 million in the three months ended May 31, 2008, to $11.3 million in the three months ended May 31, 2009. This decrease in commissions and clearing fees was primarily the result of a 0.2 million contract, or 22.2%, decrease in trading volume for exchange-traded contracts, from 0.9 million contracts in the three months ended May 31, 2008, to 0.7 million contracts in the three months ended May 31, 2009. This decrease in volume is a result of reduced volatility among commodity markets and the continued constraint of credit availability in the financial credit market for our customers. Offsetting this decline in volumes, the average rate per trade increased during the period as compared to the comparable period most notably a result of the volume decline being among lower margin trades. Additionally, we experienced a decline in Forex activity as that sector has also been impacted by the overall economic financial markets, resulting in a $0.8 million decrease in commissions during the current quarter.

Service, consulting and brokerage fees decreased $18.7 million, or 65.8%, from $28.4 million in the three months ended May 31, 2008, to $9.7 million in the three months ended May 31, 2009. This decrease was primarily due to the $14.5 million decline in OTC brokerage, as OTC contract volume decreased 212,764 contracts, or 72.4%, in the three months ended May 31, 2009, compared to the three months ended May 31, 2008. The decrease in OTC volume continues to stem from the significant slowdown in the renewable fuels industry and significant reduction in trading from our Latin American/Brazilian customers as those economies face financial market constraints similar to what has occurred domestically. The overall OTC rate per contract decreased as a result of the change in mix of various OTC products traded. We also experienced a decrease in other consultative services, while partially offset by a slight increase in IRMP fees. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature and are conducted to facilitate the most effective transaction for our customer. Revenues from the trade desks were $1.7 million and $5.3 million in the three months ended May 31, 2009 and May 31, 2008, respectively.

Interest income decreased $0.4 million, or 36.4%, from $1.1 million in the three months ended May 31, 2008, to $0.7 million in the three months ended May 31, 2009. Interest income for the three months ended May 31, 2008 included a loss of $2.5 million on the mark-to-market valuation of derivative contracts that were designed to manage a portion of our exposure to changes in short-term interest rates. Net of the realized loss on the derivative contracts, interest income decreased primarily as a result of the significant decline in investable customer segregated funds and OTC deposits over the prior comparable period, resulting from the decline in open contract interest held by our customers, and the significant decline in short-term interest rates, to historically low levels, as we typically are invested in U.S government securities, federal agency obligations, and money market funds.

Costs and expenses, excluding the provision for bad debts and interest expense, decreased $8.7 million, or 31.1%, from $28.0 million in the three months ended May 31, 2008, to $19.3 million in the three months ended May 31, 2009. Pit brokerage and clearing fees remained flat, despite the decreased exchange-traded contract volume, which was offset by the increase in per-trade rates. IB commissions decreased $0.8 million, primarily related to a decrease in IB exchange-traded contract volume during the period and a reduction in IB compensation paid related to Forex trading activity. Employee compensation and broker commissions and related benefits decreased $7.5 million, primarily related to decreased commission expense and decreased incentive compensation, as a result of our operating loss and unlikelihood of reaching incentive award thresholds. Other expenses increased $0.2 million, primarily relating to increases in insurance expense and legal and professional fees, offset by a decrease in trade errors and marketing costs.

Provision for bad debts decreased $0.7 million in the three months ended May 31, 2009. During the three months ended May 31, 2008, the provision for bad debts included $0.6 million as a result of specific customer deficit accounts arising during the period.

Interest expense decreased slightly in the three months ended May 31, 2009. Interest expense in fiscal 2009 includes the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008. During the three months ended May 31, 2008, we incurred increased interest expense on periodic short-term draw-downs on the margin facility, at higher incremental borrowing rates.

Clearing and Execution Services

The CES segment offers low-cost clearing and execution for exchange-traded futures and options to the wholesale and professional trader market segments. In this segment, we generate revenues from two primary sources: commissions and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts. The principal factors that affect our financial performance in this segment include:

•	customer creditworthiness and liquidity,

•	the level of volatility in commodity prices,

•	the macro-economic financial market conditions, and

•	the level of short-term interest rates and the amount of cash balances in our customers’ accounts.

The following table provides a summary of the financial performance for this segment.

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Revenues:
Commissions and clearing fees	$19,323	$33,527
Service, consulting and brokerage fees	—	—
Interest	2,627	2,515
Other	19	425

	21,969	36,467
Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	20,692	34,193
Provision for bad debts	5,258	1,000
Interest expense	706	14

Total costs and expenses	26,656	35,207

Segment income (loss) before minority interest and income taxes	$(4,687)	$1,260

Commissions and clearing fees decreased $14.2 million, or 42.4%, from $33.5 million in the three months ended May 31, 2008, to $19.3 million in the three months ended May 31, 2009. This decrease was primarily driven by the significant decline in the volume of exchange-traded contracts executed, partially offset by the increase in per-trade clearing fee rates which stepped up over two quarters beginning in the third quarter of fiscal 2008. Exchange contract trading volume decreased 12.6 million contracts, or 49.2%, from 25.7 million contracts in the three months ended May 31, 2008, to 13.1 million contracts in the three months ended May 31, 2009. This decrease in exchange-traded contracts is related to the impact of the macro-economic financial market conditions, as we have seen a lack of active market participants in our industry and significant reductions in the trading activities of the majority of our customers. Additionally, the disposition of the specific energy trading customer account and our further risk-reducing initiatives we implemented have impacted contract volume. When comparing our overall contract rates in the three months ended May 31, 2009 to the corresponding prior year period, our rate per contract increased, primarily as a result of the most significant volume reduction being within the lowest-margin trades and the increase in per-trade clearing fees rates.

Interest income increased $0.1 million, or 4.0%, from $2.5 million in the three months ended May 31, 2008, to $2.6 million in the three months May 31, 2009. Interest income for the three months ended May 31, 2008 included a loss of $2.5 million on the mark-to-market valuation of derivative contracts that were designed to manage a portion of our exposure to changes in short-term interest rates. Net of the realized loss on the derivative contracts, interest income decreased primarily as a result of the significant decline in investable customer segregated funds over the prior comparable period, resulting from the reduction in customer trading activity, disposition of the specific energy trading customer account and the significant decline in short-term interest rates, as we typically are invested in U.S government securities, federal agency obligations, and money market funds.

Costs and expenses, excluding the provision for bad debts and interest expense, decreased $13.5 million, or 39.5%, from $34.2 million in the three months ended May 31, 2008, to $20.7 million in the three months ended May 31, 2009. The decrease in costs and expenses are primarily related to the decrease in pit brokerage and clearing fees and introducing brokerage commissions, which are variable in nature and impacted by transaction volume and profitability. Accordingly, pit brokerage and clearing fees decreased $10.3 million, partially offset by the per-trade increase in the exchanges clearing fee rates beginning in the third quarter of fiscal 2008, and introducing broker commissions decreased $3.4 million. Employee compensation and related benefits decreased $0.4 million, primarily related to decreased incentive compensation as a result of the segment’s operating loss and unlikelihood of reaching incentive award thresholds. Offsetting this decrease in costs was an increase in professional fees of $0.9 million, primarily incurred relative to the liquidation of the specific energy trading customer account deficit discussed below.

Provision for bad debts increased $4.2 million in the three months ended May 31, 2009, primarily as a result of a $5.2 million additional increase in the allowance for doubtful accounts related to the specific energy trading customer account deficit for which we served as the clearing firm. In previous reporting periods, we recorded a provision for bad debts related to this specific account deficit in the aggregate amount of $106.3 million. On March 12, 2009, we transferred to a third party substantially all of the positions and liability related to the specific energy trading customer account. The loss recorded in the quarter ended May 31, 2009, relates primarily to an incremental increase in the account deficit between February 28, 2009 and the transfer date. The transfer of the positions eliminated any material future exposure to the account. The total provision for bad debts related to this specific energy trading customer account totaled $111.5 million. See “Liquidity and Capital Resources” for additional discussion.

Interest expense increased $0.7 million in the three months ended May 31, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the three months ended May 31, 2008.

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

During the three months ended May 31, 2009, credit facilities with CoBank and Deere Credit, Inc. related to our commodity financing programs expired and were not renewed. The commodity financing programs are not a primary source of revenue or profit, and this segment has historically been intended to serve as a compliment to our C&RM segment enabling us to provide additional value-added services to our customers. Based on current credit market conditions, our participation in these arrangements during the three months ended May 31, 2009 declined significantly compared to the three months ended May 31, 2008, and expect to remain reduced throughout the remainder of fiscal 2009. However, based on historical impact, management does not believe the expiration of these lines, or our reduction of the financing programs, will significantly impact our overall business operations.

In this segment, we generate revenues from two primary sources: (1) interest income derived from commodity inventory financing through sale/repurchase agreements with commercial grain customers and (2) revenues from profit-share arrangements where we act as an agent in the transaction trades. For transactions in which we participate as an agent, the revenue recorded is limited to the contracted share of the profit. Our customers in this segment consist primarily of commercial grain-related customers in the grain repurchase program and renewable fuels producers. The principal factors that affect our financial performance in this segment include:

•	the level of commodity prices, and

•	the volume of commodities produced and consumed by our customers.

The following table provides a summary of the financial performance of this segment.

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Sales of commodities	$12,202	$—
Cost of commodities sold	12,182	—

Gross profit on commodities sold	20	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	117	1,569
Other	343	806

Revenues, net of cost of commodities sold	480	2,375
Expenses (excluding provision for bad debts and interest expense)	269	596
Provision for bad debts	—	—
Interest expense	51	1,123

Total costs and expenses (excluding cost of commodities sold)	320	1,719

Segment income before minority interest and income taxes	$160	$656

Sales of commodities and cost of commodities sold were $12.2 million, respectively, in the three months ended May 31, 2009, and were comprised of the purchase and sale of certain quantities of corn and wheat. Such sales and cost of sales arose from previous transactions related to commodity inventory repurchase financing. During February 2009, we reached an agreement with a commodity repurchase financing customer effectively canceling the customer’s repurchase right and obligation under previous commodity inventory financing agreements. As a result, we received title to the grain and liquidated the inventories in an orderly manner. Sale proceeds were used to extinguish related outstanding notes payable balances.

Interest income decreased $1.5 million, or 93.8%, from $1.6 million in the three months ended May 31, 2008, to $0.1 million in the three months ended May 31, 2009. This decrease resulted from a significant decline in activity in the commodity inventory financing program, affected by lower grain prices and the downturn in the overall credit environment. Additionally, the interest charged in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Other income for the three months ended May 31, 2009, was comprised primarily of patronage income. Income for the three months ended May 31, 2008, was comprised primarily of railcar sublease income, transactional financing income and patronage income totaling $0.8 million. During the three months ended May 31, 2009, there were no profitable commodity financing transactions to receive profit-share and additionally, we discontinued the railcar subleasing program during the first quarter of fiscal 2009.

Costs and expenses, excluding interest expense, decreased $0.3 million from $0.6 million in the three months ended May 31, 2008, to $0.3 million in the three months ended May 31, 2009, primarily as a result of the discontinued railcar subleasing program.

Interest expense decreased $1.0 million, or 90.9%, from $1.1 million in the three months ended May 31, 2008, to $0.1 million in the three months ended May 31, 2009. The decrease in interest expense resulted from the decreased activity in the commodity inventory financing program, as we borrow on specific credit lines related to these programs for funding. Additionally, the interest costs in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Corporate and Other

The Corporate and Other segment historically consists of income from investments in other companies accounted for using the equity method, interest income on corporate funds and overall corporate level expenses primarily related to employee compensation and benefits, travel, technology, professional fees, director fees, and general insurance. Additionally, expenses incurred in the ongoing development of Agora-X, a development stage subsidiary which has developed an electronic communications network for OTC commodity contracts, are reported within the Corporate and Other segment.

The Corporate and Other segment recorded a loss on its equity investment in FGDI of $2.8 million during the three months ended May 31, 2009 primarily related to a loss FGDI incurred settling a contractual dispute through litigation in June 2009. We did not have any direct involvement in the disputed commodity contracts, nor did we have any participation in the settlement proceedings. Revenues generated in the Corporate and Other segment for the three months ended May 31, 2008 were $0.5 million, and included $0.4 million from the equity interest in the earnings of FGDI and $0.1 million in interest and dividend income.

In the three months ended May 31, 2009, costs and expenses in the Corporate and Other segment totaled $7.0 million and included $1.4 million of expenses incurred related to Agora-X. In the three months ended May 31, 2008, costs and expenses in the Corporate and Other segment totaled $3.9 million and included $0.4 million of expenses incurred related to Agora-X. Excluding amounts attributable to Agora-X, the increase in costs and expenses result primarily from a $1.5 million increase in legal and professional fees and a $1.9 million increase to employee compensation related to a separation agreement with a former executive officer. These increased costs were offset by a decrease in short-term incentive awards, due to the unlikelihood of reaching incentive award thresholds in the current fiscal year. Expenses attributable to Agora-X, increased $1.0 million as the entity incurs fixed service and maintenance costs and depreciation related to the electronic communication network, and has added employee personnel and incurred professional fees related to regulatory and other matters.

Nine Months Ended May 31, 2009 Compared to Nine Months Ended May 31, 2008

Executive Summary

We recorded a net loss of $61.3 million in the nine months ended May 31, 2009, compared to net income of $33.2 million recorded for the nine months ended May 31, 2008, a decrease in profitability of $94.5 million. This decrease was primarily driven by the recognition of an $111.5 million bad debt provision relating to a significant loss in a specific energy customer trading account deficit during this period, and the combination of significant declines in exchange-traded and OTC trading activity across nearly all business lines, and historically low short-term interest rates. See “Operations by Segment” and “Capital Resources and Liquidity” for additional discussion related to the energy customer account deficit.

The following chart provides revenues, costs and expenses, and net income (loss) for the period comparison.

	Nine Months Ended May 31, 2009		Nine Months Ended May 31, 2008		Variance
	(in Thousands)	% of Revenues, Net of Cost of Commodities Sold	(in Thousands)	% of Revenues, Net of Cost of Commodities Sold	(in Thousands)	% Change
Sales of commodities	$19,299	N/M	$1,958	N/M	$17,341	N/M
Cost of commodities sold	19,091	N/M	1,035	N/M	18,056	N/M

Gross profit on commodities sold	208	0.1%	923	0.4%	(715)	(77.5)%
Commissions and clearing fees	109,719	60.8%	132,709	53.5%	(22,990)	(17.3)%
Service, consulting and brokerage fees	43,284	23.9%	68,796	27.7%	(25,512)	(37.1)%
Interest	21,797	12.1%	37,535	15.1%	(15,738)	(41.9)%
Other revenues	5,558	3.1%	8,267	3.3%	(2,709)	(32.8)%

Revenues, net of cost of commodities sold (1)	180,566	100.0%	248,230	100.0%	(67,664)	(27.3)%

Costs and expenses
Employee compensation and broker commissions	41,051	22.7%	46,542	18.7%	(5,491)	(11.8)%
Pit brokerage and clearing fees	65,283	36.2%	73,562	29.6%	(8,279)	(11.3)%
Introducing broker commissions	16,868	9.3%	24,893	10.0%	(8,025)	(32.2)%
Employee benefits and payroll taxes	6,298	3.5%	9,812	4.0%	(3,514)	(35.8)%
Interest expense	3,438	1.9%	4,404	1.8%	(966)	(21.9)%
Depreciation and amortization	2,168	1.2%	1,336	0.5%	832	62.3%
Provision for bad debts	118,161	65.4%	1,905	0.8%	116,256	N/M
Impairment loss on goodwill	1,888	1.1%	—	0.0%	1,888	100.0%
Other expenses	29,311	16.2%	23,035	9.3%	6,276	27.3%

Total costs and expenses (excluding cost of commodities sold)	284,466	157.5%	185,489	74.7%	98,977	53.4%
Income (loss) from continuing operations before income tax (benefit) expense and minority interest	(103,900)	(57.5)%	62,741	25.3%	(166,641)	(265.6)%
Minority interest	(631)	(0.3)%	(50)	0.0%	(581)	100.0%

Income (loss) from continuing operations before income tax (benefit) expense	(103,269)	(57.2)%	62,791	25.3%	(166,060)	(264.5)%
Income tax (benefit) expense	(42,133)	(23.3)%	23,500	9.5%	(65,633)	(279.3)%

Net income (loss) from continuing operations	(61,136)	(33.9)%	39,291	15.8%	(100,427)	(255.6)%

Loss from discontinued operations, net of tax	(131)	(0.1)%	(6,083)	(2.5)%	5,952	(97.9)%

Net income (loss)	$(61,267)	(33.9)%	$33,208	13.4%	$(94,475)	(284.5)%

(1)	Revenues, net of cost of commodities sold, consists of total revenues presented with the sales of commodities net of cost of commodities sold. See “Selected and Other Data—Non-GAAP Financial Measures” for further discussion of revenues, net of cost of commodities sold.

N/M – Percentage is not meaningful.

Revenues and Cost of Commodities Sold

Revenues, net of cost of commodities sold, decreased $67.7 million, or 27.3% from $248.2 million in the nine months ended May 31, 2008, to $180.5 million in the nine months ended May 31, 2009. This result was significantly impacted by lower exchange-traded and OTC contract trading volumes from customers within the agricultural, financial and energy markets. Interest income has decreased significantly from period to period as a result of sharp declines in short-term interest rates to historically low levels, and a decrease in interest-earning customer segregated assets and OTC deposits.

Sale of Commodities and Cost of Commodities Sold. Sales of commodities and cost of commodities sold were $19.3 million and $19.1 million, respectively, in the nine months ended May 31, 2009, and were comprised primarily of the purchase and sale of corn, wheat and RINs. The corn and wheat purchase and sale transactions were related to a specific inventory repurchase financing transaction within our Financial Services segment, and are not expected to be recurring. The RIN activity were back-to-back purchase and sales, and generated gross profit of $0.2 million. Sales of commodities and cost of commodities sold were $2.0 million and $1.0 million, respectively, in the nine months ended May 31, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $0.9 million in gross profit for the nine months ended May 31, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and Clearing Fees. Commissions and clearing fees decreased $23.0 million, or 17.4%, from $132.7 million in the nine months ended May 31, 2008, to $109.7 million in the nine months ended May 31, 2009. The decrease was due to a sharp decline in trading volume, which decreased by 25.7 million exchange-traded contracts, or 33.4%, from 77.1 million contracts in the nine months ended May 31, 2008, to 51.4 million contracts in the nine months ended May 31, 2009. The overall decrease in volumes is related to the impact of the macro-economic financial market conditions, including a lack of active market participants due to the lack of available credit capacity by companies to carry inventories and use forward positions. Specifically, we have seen a decline in trading activity over the majority of our traditional commercial business in the C&RM segment. Additionally, volumes in the CES segment have been impacted by the reduced trading among the high-volume, low-margin electronic trade customers, the disposition of the specific energy trading customer account and further risk reducing initiatives implemented across the segment. We have seen period-over-period increases in per-trade pit brokerage and clearing fees within both segments, which stepped up over two quarters beginning in the third quarter of fiscal 2008, increasing both revenues and related expenses. A decline in Forex customer trade activity accounted for $1.1 million of decreased commissions and fees over the prior comparable period.

	Nine Months Ended May 31
	2009	2008
	(in thousands)
Commissions and clearing fees – Exchange trades	$104,868	$126,742
Commissions and clearing fees – Forex trades	4,851	5,967

Total commissions and clearing fees	$109,719	$132,709

Exchange contract trade volume (in thousands)	51,339	77,065

Service, Consulting and Brokerage Fees. Service, consulting and brokerage fees decreased $25.5 million, or 37.1%, from $68.8 million in the nine months ended May 31, 2008, to $43.3 million in the nine months ended May 31, 2009. This decrease was primarily due to the significant decline in OTC brokerage, as OTC contract volume decreased 525,755 contracts, or 54.4%, from 965,636 contracts in the nine months ended May 31, 2008, to 439,881 contracts in the nine months ended May 31, 2009. The decrease in OTC contract trading volume is primarily due to the slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers, who continue to be adversely affected by global economic credit conditions, see “Operations by Segment” for further discussion. Offsetting the decrease in OTC brokerage was added revenues from the Forex trade desk and increased consultative services. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature are conducted to facilitate the most effective transaction for our customer. Revenues generated from the mark-to-market adjustments on these positions were $8.5 million and $9.8 million in the nine months ended May 31, 2009 and May 31, 2008, respectively. The following table sets forth our OTC contract volume for the nine months ended May 31, 2008 and May 31, 2009.

	Nine Months Ended May 31,
	2009	2008
OTC contract volume	439,881	965,636

Interest Income. Interest income decreased $15.8 million, or 42.1%, from $37.5 million in the nine months ended May 31, 2008, to $21.8 million in the nine months ended May 31, 2009. The decrease in interest income was due primarily to the sharp decrease in short-term interest rates to historically low levels and a decrease in interest-earning segregated and OTC deposits, throughout the nine-month period in the C&RM and CES segments. In addition to our investments in U.S. government securities and federal agency obligations, we also invest in money market funds, which return historically higher yields when compared to the 90-day Treasury bill. Additionally, interest income from our commodity inventory financing program decreased $3.7 million as the financing activity declined significantly during the period.

The following table sets forth customer segregated assets and average 90-day Treasury bill rates for the nine months ended May 31, 2009 and 2008.

	Nine Months Ended May 31,
	2009	2008
	(in thousands)
Average customer segregated assets	$1,055,454	$1,256,202
90-day Treasury bill average rates for period	0.31%	2.62%

Other Revenues. Other revenues decreased by $2.7 million, or 32.8%, from $8.3 million in the nine months ended May 31, 2008, to $5.6 million in the nine months ended May 31, 2009. Other revenue includes the gains on the sale of excess exchange stock and trading rights of $6.5 million and $3.2 million in the nine months ended May 31, 2009 and 2008, respectively. During the nine months ended May 31, 2009, other revenues are partially offset by a loss realized through our equity investment in FGDI of $2.3 million. This loss resulted from the settlement, by FGDI, of a contractual dispute through litigation in June 2009. We did not have any direct involvement in the disputed commodity contracts, nor did we have any participation in settlement proceedings. In the nine months ended May 31, 2008, other income includes income from equity investments, mainly resulting from our equity interest in FGDI of $2.3 million.

Costs and Expenses

Employee Compensation and Broker Commissions. Employee compensation and broker commissions decreased $5.5 million, or 11.8% from $46.5 million in the nine months ended May 31, 2009, to $41.0 million in the nine months ended May 31, 2008. The decrease is primarily related to a decrease in volume-related broker commissions in the C&RM segment and overall decrease in incentive compensation as a result of our operating loss and unlikelihood of reaching incentive award thresholds. These decreases were offset by increased compensation costs of $4.8 million in the Corporate and Other segment related to the acceleration of the majority of the unvested long-term incentive plan award and remaining unvested stock options previously awarded for our chief executive officer and a former executive officer. The chief executive officer’s employment agreement includes provisions to eliminate the future service requirement upon reaching eligibility under our defined benefit pension plan, in order to receive currently unvested awards. Our chief executive officer became retirement eligible under the applicable plan during January 2009, and compensation expense has been accelerated through that date.

Pit Brokerage and Clearing Fees. Pit brokerage and clearing fees decreased $8.3 million, or 11.3% from $73.6 million in the nine months ended May 31, 2008, to $65.3 million in the nine months ended May 31, 2009, in direct relation with the decreased volume of exchange-traded contracts. This decrease is partially offset by the increase in per-trade pit brokerage and clearing fees from the futures exchanges that stepped up over two quarters beginning in the third quarter of fiscal 2008, increasing both revenues and related expenses.

Introducing Broker Commissions. Introducing broker commissions decreased $8.0 million, or 32.2%, from $24.9 million in the nine months ended May 31, 2008, to $16.9 million in the nine months ended May 31, 2009. The decrease was primarily due to the significant decrease in exchange-traded contract volumes from customers introduced by our introducing brokers in the CES segment.

Employee Benefits and Payroll Taxes. Employee benefits and payroll taxes decreased $3.5 million, or 35.8%, from $9.8 million in the nine months ended May 31, 2008, to $6.3 million in the nine months ended May 31, 2009. This decrease was primarily related to the decrease in broker commissions paid to our risk management consultants, and the savings impact of the freeze in benefits under the defined benefit pension plans.

Interest. Interest expense decreased $1.0 million, or 21.9%, from $4.4 million in the nine months ended May 31, 2008, to $3.4 million in the nine months ended May 31, 2009. The decrease is primarily a result of a $3.1 million decrease in interest expense associated with the commodity financing programs, due primarily to a significant reduction in the utilization of our commodity inventory financing programs during the nine month period, and lower short-term rates. Offsetting the decrease in interest expense is the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the nine months ended May 31, 2008.

Provision for Bad Debts. Provision for bad debts increased $116.3 million, from $1.9 million in the nine months ended May 31, 2008, to $118.2 million in the nine months ended May 31, 2009. This increase is primarily from a significant energy trading account deficit in the CES segment that was transferred to a third party during the third quarter of fiscal 2009, resulting in a total provision relating to that specific deficit of $111.5 million. See “Operations by segment” and “Capital Resources and Liquidity” for additional discussion related to the energy customer account deficit.

Impairment Loss on Goodwill. An impairment loss on goodwill of $1.9 million was recorded during the nine months ended May 31, 2009. The impairment relates in part to previously recorded goodwill. During the nine months ended May 31, 2009, due to the significant provision for bad debts and due to the continued uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded that triggering events had occurred indicating potential impairment and performed an impairment test of the goodwill at the reporting unit level, resulting in the write-off of historical goodwill as well as the recently settled additional purchase price. There was no impairment loss recorded during the nine months ended May 31, 2008.

Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 62.3% from $1.3 million in the nine months ended May 31, 2008, to $2.2 million in the nine months ended May 31, 2009. Depreciation expense has increased related to Agora-X, LLC placing its electronic communications network for OTC commodity contracts into service during the second quarter of fiscal 2009. Additionally, amortization expense increased related to intangible assets with determinable lives, acquired as part of acquisitions completed during the second quarter of fiscal 2008.

Other Expenses. Other expenses increased $6.3 million, or 27.3%, from $23.0 million in the nine months ended May 31, 2008, to $29.3 million in the nine months ended May 31, 2009, primarily due to a $4.6 million increase in professional fees, a $1.2 million increase in office, equipment and facilities rent and expenses, and a $1.3 million increase in dues and fees. The increased professional fees primarily relate to costs incurred associated with the disposition of the specific energy trading customer account deficit and the subsequent review of equity alternatives.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $42.1 million during the nine months ended May 31, 2009. Our provision for income taxes was $23.5 million in the nine months ended May 31, 2008. Our effective income tax rate was 40.8% in the nine months ended May 31, 2009, compared to 37.4% for the nine months ended May 31, 2008. The increase in the effective tax rate is primarily due to an increase in state tax rates due to increased state tax apportionment factors resulting from changes in certain state apportionment calculation formulas, and shifts in the amount of revenue generated among states.

Operations by Segment

Nine Months Ended May 31, 2009 Compared to Nine Months Ended May 31, 2008

Commodity and Risk Management Services

During the nine months ended May 31, 2009, certain balances for prior period have been reclassified to conform to current period presentation. This includes the reclassification of $2.2 million from the commissions and clearing fees category to the service, consulting and brokerage fees category on the consolidated statement of operations for the nine months ended May 31, 2008. The following table provides a summary of the financial performance for this segment.

	Nine Months Ended May 31,
	2009	2008
	(in thousands)
Sales of commodities	$7,097	$1,958
Cost of commodities sold	6,909	1,035

Gross profit on commodities sold	188	923
Commissions and clearing fees	36,311	40,212
Service, consulting and brokerage fees	43,375	69,107
Interest	4,933	14,788
Other	398	3,103

Revenues, net of cost of commodities sold	85,205	128,133
Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	67,579	72,526
Provision for bad debts	6,068	996
Interest expense	791	333

Total costs and expenses (excluding cost of commodities sold)	74,438	73,855

Segment income before minority interest and income taxes	$10,767	$54,278

Sales of commodities and cost of commodities sold were $7.1 million and $7.0 million, respectively, in the nine months ended May 31, 2009, and were comprised primarily of the purchase and sale of RINs. Such sales of the RINs were back-to-back and generated gross profit of $0.2 million. Sales of commodities and cost of commodities sold were $2.0 million and $1.0 million, respectively, in the nine months ended May 31, 2008, and were comprised of the purchase and sale of CCX carbon financial instruments. Such sales generated $1.0 million in gross profit for the nine months ended May 31, 2008. The purchase and sale of RINs and CCX carbon financial instruments are an ancillary activity and not part of our core operating model.

Commissions and clearing fee revenues decreased $3.9 million, or 9.7%, from $40.2 million in the nine months ended May 31, 2008, to $36.3 million in the nine months ended May 31, 2009. This decrease in commissions and clearing fees was primarily due to the 0.4 million contract, or 16.0%, decrease in trading volume for exchange-traded contracts, from 2.5 million contracts in the nine months ended May 31, 2008, to 2.1 million contracts in the nine months ended May 31, 2009. This decrease in volume is a result of the de-leveraging of grain prices, reduced volatility in commodity markets and the tightening in the financial credit market. As a result of the volume decline, particularly among lower margin-rate activity, we have experienced an increase in the average rate per trade. Additionally, we experienced a decrease in Forex trade commissions, of $1.1 million. Offsetting these decreases was the increase in the per-trade fees which began in the third quarter of fiscal 2008.

Service, consulting and brokerage fees decreased $25.7 million, or 37.2%, from $69.1 million in the nine months ended May 31, 2008, to $43.4 million in the nine months ended May 31, 2009. This decrease was primarily due to the $24.5 million decline in OTC brokerage, as OTC contract volume decreased 525,755 contracts, or 54.4%, in the nine months ended May 31, 2009, compared to the nine months ended May 31, 2008. The decrease in OTC volume continues to stem from the significant slowdown in the renewable fuels industry and reduced trading from our Latin American/Brazilian customers as those economies face similar financial market constraints. The overall OTC rate per contract increased as a result of the change in mix of various OTC products traded. Offsetting the decreases were added revenues from the Forex trade desk and increased IRMP fees. On a limited basis, our OTC and Forex trade desks will accept a customer transaction and offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are short-term in nature and are conducted to facilitate the most effective transaction for our customer. Revenues from the trade desks were $8.5 million and $9.8 million in the nine months ended May 31, 2009 and May 31, 2008, respectively.

Interest income decreased $9.9 million, or 66.9%, from $14.8 million in the nine months ended May 31, 2008, to $4.9 million in the nine months ended May 31, 2009, which was due primarily to the significant decline in short-term interest rates, to historically low levels, and a decrease in investable customer segregated funds and OTC deposits impacted by reduced trading volumes and open interest.

Other income decreased $2.7 million from $3.1 million in the nine months ended May 31, 2008 to $0.4 million in the nine months ended May 31, 2009. Other income for the nine months ended May 31, 2009 related to ancillary revenue streams, while other revenues for the nine months ended May 31, 2008 included $2.9 million in gains from the sale of excess exchange stock and trading rights.

Expenses, excluding provision for bad debts and interest expense, decreased $4.9 million, or 6.8%, from $72.5 million in the nine months ended May 31, 2008, to $67.6 million in the nine months ended May 31, 2009. Pit brokerage and clearing fees increased $2.1 million, primarily related to increased exchange per-trade rates and Forex trade-desk activity. IB commissions decreased $0.6 million, primarily due to a decrease in exchange-traded contract volume related to IBs during the period. Employee compensation and broker commissions and related benefits decreased $9.6 million, primarily related to decreased commission expense and decreased incentive compensation as a result of our overall operating loss and unlikelihood of reaching incentive award thresholds. Depreciation and amortization increased $0.4 million, primarily a result of amortization of intangible assets with determinable lives, acquired as part of the previously-mentioned acquisitions. Finally, other expenses increased $2.8 million, including a $1.0 million impairment of goodwill, and increases in professional fees, facilities and equipment rent and expenses, communication and information and insurance costs.

Provision for bad debts increased $5.2 million in the nine months ended May 31, 2009, primarily as a result of the increase in the allowance for doubtful accounts related to a renewable fuels account deficit and a foreign exchange account deficit arising in the first quarter of fiscal 2009.

Interest expense increased $0.5 million in the nine months ended May 31, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008. Additionally, we incurred interest expense on occasional day-to-day draw-downs on the margin facility.

Clearing and Execution Services

The following table provides a summary of the financial performance for this segment.

	Nine Months Ended May 31,
	2009	2008
	(in thousands)
Revenues
Commissions and clearing fees	$73,854	$93,179
Service, consulting and brokerage fees	—	—
Interest	14,960	16,849
Other	5,067	425

	93,881	110,453

Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	77,491	94,426
Provision for bad debts	111,809	900
Interest expense	1,638	55

Total costs and expenses	190,938	95,381

Segment income (loss) before minority interest and income taxes	$(97,057)	$15,072

Commissions and clearing fees decreased $19.3 million, or 20.7%, from $93.2 million in the nine months ended May 31, 2008, to $73.9 million in the nine months ended May 31, 2009. This decrease was primarily driven by the significant decline in the volume of exchange-traded contracts executed, offset slightly by the rise per-trade in clearing fee rates beginning in the third quarter of fiscal 2008. Exchange contract trading volume decreased 25.3 million contracts, or 33.9%, from 74.6 million contracts in the nine months ended May 31, 2008, to 49.3 million contracts in the nine months ended May 31, 2009. This decrease in exchange-traded contracts was directly impacted by the macro-economic financial market conditions. These macro-economic effects began in our first fiscal quarter with a reduction in the high volume, low margin electronic trade volume in financial futures and options. In our second and third fiscal quarters, we have seen a lack of active participants in our industry and a significant decline in the trading activities of the majority of our customers. When comparing the overall contract rates in the nine months ended May 31, 2009 to the corresponding prior year period, our rate per contract increased, primarily because of the most significant volume reduction was within the high-volume, low-margin electronic trades and the rise in clearing fees rates beginning in the third quarter of fiscal 2008.

Interest income decreased $1.9 million, or 11.2%, from $16.9 million in the nine months ended May 31, 2008, to $15.0 million in the nine months ended May 31, 2009. Interest income decreased primarily as a result of significantly lower short-term interest rates and a decline in the investable customer segregated funds over the prior comparable period. We typically are invested in U.S government securities, federal agency obligations, and money market funds.

Other revenue in the nine months ended May 31, 2009 included $4.9 million in gains on the sale of excess exchange stock and trading rights. As a result of the merger between the CME Group, Inc. and the New York Mercantile Exchange, there was a reduction in exchange firm requirement for clearing/equity members, which resulted in excess shares of exchange stock.

Costs and expenses, excluding the provision for bad debts and interest expense, decreased $16.9 million, or 17.9%, from $94.4 million in the nine months ended May 31, 2008, to $77.5 million in the nine months ended May 31, 2009. The decrease in costs and expenses are primarily related to the $10.0 million decrease in pit brokerage and clearing fees and $7.4 million decrease in introducing brokerage commissions, which are variable in nature and impacted by transaction volume and profitability. The decrease in pit brokerage and clearing fees was partially offset by the rise in exchanges’ clearing fee rates beginning in the third quarter of fiscal 2008. Employee compensation and related benefits decreased $2.3 million, primarily related to decreased incentive compensation as a result of the segment’s operating loss and unlikelihood of reaching incentive award thresholds. Offsetting this decrease in costs was a $0.9 million impairment of goodwill and an increase in professional fees of $1.7 million, primarily incurred relative to the specific energy account deficit discussed below.

Provision for bad debts increased $110.9 million in the nine months ended May 31, 2009, primarily as a result of recording a charge of $111.5 million to the provision for bad debts related to a specific energy trading account deficit for which we served as the clearing firm. On March 12, 2009, we transferred to a third party substantially all of the positions and liability related to the energy trading customer account which had experienced significant losses. The transfer of the positions eliminates all material future exposure to the account. The total provision for bad debts related to this specific energy account totaled $111.5 million. See “Liquidity and Capital Resources” for additional discussion.

Interest expense increased $1.5 million in the nine months ended May 31, 2009, related to the combination of the amortization of debt issuance costs associated with the syndicated margin and subordinated debt facilities entered into during July 2008, and the increase in outstanding subordinated debt used for regulatory capital, as compared to the nine months ended May 31, 2008.

Financial Services

The following table provides a summary of the financial performance of this segment.

	Nine Months Ended May 31,
	2009	2008
	(in thousands)
Sales of commodities	$12,202	$—
Cost of commodities sold	12,182	—

Gross profit on commodities sold	20	—
Commissions and clearing fees	—	—
Service, consulting and brokerage fees	—	—
Interest	1,832	5,469
Other	520	2,372

Revenues, net of cost of commodities sold	2,372	7,841
Costs and expenses:
Expenses (excluding provision for bad debts and interest expense)	1,056	1,886
Provision for bad debts	—	614
Interest expense	1,036	4,158

Total costs and expenses (excluding cost of commodities sold)	2,092	6,658

Segment income before minority interest and income taxes	$280	$1,183

Sales of commodities and cost of commodities sold were $12.2 million, respectively, in the nine months ended May 31, 2009, and were comprised of the purchase and sale of certain quantities of corn and wheat. Such sales and cost of sales arose from previous transactions related to commodity inventory repurchase financing. During February 2009, we reached an agreement with a commodity repurchase financing customer effectively canceling the customer’s repurchase right and obligation under previous commodity inventory financing agreements. As a result, we received title to the grain and liquidated the inventories in an orderly manner. Sale proceeds were used to extinguish related outstanding notes payable balances.

Interest income decreased $3.7 million, or 67.3%, from $5.5 million in the nine months ended May 31, 2008, to $1.8 million in the nine months ended May 31, 2009. This decrease resulted from decreased activity in the commodity inventory financing program, affected by lower grain prices and the downturn in the overall credit environment. Additionally, the interest charged in the commodity inventory financing program is based on variable rates, which have decreased significantly.

Other income decreased $1.9 million, from $2.4 million in the nine months ended May 31, 2008, to $0.5 million in the nine months ended May 31, 2009. This decrease results primarily from the absence of profitable commodity financing transactions, structured to receive profit-share, during fiscal 2009 and the discontinuation of the railcar subleasing program during the first quarter of fiscal 2009.

Expenses, excluding the provision for bad debts and interest expense, decreased $0.8 million, from $1.9 million in the nine months ended May 31, 2008, to $1.1 million in the nine months ended May 31, 2009. The decrease is primarily due to the decrease in leasing fees related to the railcar subleasing program that was discontinued during the first quarter of fiscal 2009.

The provision for bad debts of $0.6 million in the nine months ended May 31, 2008 was related to a reserve recorded against interest and management fees due from Green Diesel.

Interest expense decreased $3.2 million, or 76.2%, from $4.2 million in the nine months ended May 31, 2008, to $1.0 million in the nine months ended May 31, 2009. The decrease in interest expense resulted from reduced borrowings related to the decreased activity in the grain inventory financing program and lower short-term interest rates.

Corporate and Other

The Corporate and Other segment includes a loss on its equity investment in FGDI of $2.3 million during the nine months ended May 31, 2009, which completely offset the revenue generated from the sale of exchange stock and interest and dividends of $1.6 million and $0.2 million, respectively. The loss on our equity investment in FGDI primarily related to a loss FGDI incurred while settling a contractual dispute through litigation in June 2009. We did not have any direct involvement in the disputed commodity contracts, nor did we have any participation in the settlement proceedings.

The Corporate and Other segment generated $3.2 million in revenue during the nine months ended May 31, 2008, and included $2.3 million from the equity interest in the earnings of affiliates, accounted for using the equity method of accounting, and $0.8 million in interest and dividend income.

In the nine months ended May 31, 2009, costs and expenses in the Corporate and Other segment totaled $17.5 million and included $3.6 million of expenses incurred related to Agora-X. In the nine months ended May 31, 2008, costs and expenses in the Corporate and Other segment totaled $10.1 million and included $0.9 million of expenses incurred related to Agora-X. Excluding amounts attributable to Agora-X, the increase in costs and expenses result primarily from a $2.6 million increase in employee compensation and a $1.7 million increase in legal and professional fees. The employee compensation increased $4.8 million related to the acceleration of the majority of the unvested long-term incentive plan award and remaining unvested stock options previously awarded for our chief executive officer and a former executive officer, whose employment ended during the three months ended May 31, 2009. The chief executive officer’s employment agreement includes provisions to eliminate the future service requirement upon reaching eligibility under our defined benefit pension plan, in order to receive currently unvested awards. Our chief executive officer became retirement eligible under the applicable plan during January 2009, and compensation expense has been accelerated through that date. Offsetting these increases to employee compensation was a decrease in short-term incentive awards, due to the unlikelihood of reaching incentive award thresholds in the current fiscal year. Expenses attributable to Agora-X, increased $2.7 million as the entity has incurred fixed service and maintenance costs and depreciation related to the electronic communication network, and has added employee personnel and incurred professional fees related to regulatory and other matters.

Liquidity and Capital Resources

Overview

Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis. We have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. Subsequent to May 31, 2009, we amended our syndicated margin line credit facility to renew the line of credit availability for funding daily and intraday margin calls at exchanges through June 23, 2010. This amendment also reduced our margin line availability from $250.0 million to $75.0 million, however based on historical use of the previous facility and current market conditions, this reduced amount is sufficient to cover the anticipated needs of our business going forward.

We continuously monitor our liquidity position and evaluate the availability of credit and capital markets, as well as the net open positions of our customers and the required margin per contract. Subsequent to the expansion of our line of credit available for margin calls at exchanges to $250.0 million in July of 2008, the maximum amount borrowed under this facility was $171.0 million, which did not represent true margin call needs as this was as a result of an incorrect margin call by the exchanges related to the positions carried by the significant energy trading account noted in Note 2 to the consolidated financial statements, and was repaid in full the following business day. Excluding this event, the maximum amount borrowed on this facility has been $56.0 million through the period ended May 31, 2009. We anticipate our capacity requirements will remain at or below these levels as a direct result of a reduction in excess of 50% of the net open positions of our customers since the expansion of our line of credit available for margin calls in July 2008. Given current and projected levels of open positions carried by our customers as well as historical usage levels, projected operating cash flows and the balance of our available cash and temporary cash investments, we believe we will continue to support additional growth in C&RM and CES segments of our operations with a reduced commitment level on this facility.

During the fourth quarter of fiscal 2008, we increased our subordinated debt facilities by $40.0 million to its present commitment level of $56.0 million, of which $55.0 million is under a commitment facility with a syndicate of lenders. As of May 31, 2009, $40.0 million of this available subordinated debt funding with the syndicate has been drawn and is being utilized as capital for regulatory purposes. Our ability to draw on this subordinated debt facility currently expires on July 22, 2009, however funds drawn on the facility prior to July 22, 2009 will mature on July 22, 2010 while in compliance with all financial covenants. Management is currently in discussions with our current and potential lenders to replace the subordinated debt facility and is pursuing alternative sources of financing. Given the current turmoil in the credit markets there is no guarantee that we will be able to replace this committed subordinated agreement. We do not anticipate that the expiration of the subordinated debt line on July 22, 2009 will have a material impact on our regulatory capital, as the funds borrowed do not mature until July 22, 2010. We expect to collect income taxes receivable in amounts which exceed the amount of the subordinated debt outstanding prior to the end of February 2010, which would enable us to repay the subordinated debt in full at that time with no reduction in regulatory capital. Additionally, we believe replacement of the subordinated debt facility at a reduced level would have no material impact on our regulatory capital.

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

In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis. We primarily carry trade credit insurance in amounts in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

During the three and nine months ended May 31, 2009, we recorded a pre-tax bad debt provision of $5.2 million and $111.5 million, respectively, in connection with losses by a significant energy trading customer account for which we served as the clearing firm. As part of our business, we clear transactions for third parties in the exchange-traded and OTC markets. We are responsible for ensuring performance by the third party, which exposes us to the risk of default by such third party. As a clearing member, we must settle at the clearinghouse any shortfall resulting from these transactions. On March 12, 2009, we transferred substantially all of the positions and liability related to this account to a third party, including a cost of sale premium of $31 million, which increased the account deficit. The cost of sale premium was funded through our excess capital. After the transfer, the owner of the account retained certain contracts that expired shortly after the transfer. As a result of the change in the account deficit between February 28, 2009 and the transfer date, we recorded an additional pre-tax bad debt provision of $5.2 million in the three months ended May 31, 2009. We believe that the total of the provisions made provides a reasonable estimate of the unrecoverable costs incurred related to this account deficit.

The recorded bad debt provision is net of the anticipated recovery of a portion of the losses on the energy account from the owners of the account and the introducing broker of that account, under agreements reached with each of the parties. In connection with the transfer, we received signed promissory notes from each of the owners of the account for the amount of the account deficit. In addition, the energy trading account was managed under a profit sharing arrangement with the account’s introducing broker. Under our agreement for this account, the introducing broker is responsible for 50% of any losses, including losses resulting from a debit balance in a customer account. We have received a promissory note in the amount of $63.5 million signed by the introducing broker. Pursuant to this note, we will receive the earnings of the introducing broker under our 50% profit sharing arrangement involving the introducing broker’s accounts. No assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes and profit sharing arrangement. Our provision for bad debts includes expected recoveries of $16.0 million on these promissory notes.

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

The following table presents a summary of unrestricted cash flows for the nine months ended May 31, 2009, compared to the nine months ended May 31, 2008.

	Nine Months Ended May 31,
	2009	2008
	(dollars in thousands)
Cash flows (used in) provided by:
Operating activities	$(86,868)	$(62,677)
Investing activities	68,957	(25,857)
Financing activities	(37,969)	53,424
Discontinued operations	(1,907)	1,374

Net decrease in cash and cash equivalents – unrestricted	$(57,787)	$(33,736)

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

Cash used in operations was $86.9 million for the nine months ended May 31, 2009, which consisted of net loss from continuing operations of $61.1 million increased by $113.2 million of non-cash items, and decreased by $139.0 million of cash utilized for working capital. This use of cash includes unrestricted cash transferred to segregated assets and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. The use for working capital was primarily driven by the loss incurred related to the specific energy trading customer account. As a result of the account deficit and its subsequent transfer to a third-party, we provided funding to the exchanges and seek collection from the customer. Additionally, the use for working capital included a decrease in net commodity accounts receivable/payable, marketable securities, customer segregated assets of $5.9 million. Additionally, the uses for working capital included an increase in income tax receivable of $46.5 million, a $22.9 million decrease in counterparty deposits and trade accounts receivable, a $11.0 million increase in trade payables and advances and a $19.6 million decrease in accrued expenses.

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

Cash Flows from Investing Activities

Cash provided by investing activities was $69.0 million for the nine months ended May 31, 2009, primarily consisting of net collections on notes receivable associated with the commodity inventory financing programs. Activity in the commodity inventory financing programs during the nine months ended May 31, 2009 has decreased significantly, resulting in customers repurchasing grain receipts but not financing additional receipts. At May 31, 2009, we had no outstanding notes receivable associated with our commodity inventory financing programs. Funds received from customers repurchasing grain receipts are in-turn used to pay down outstanding notes payable balances on our related credit facilities. Additionally, we collected proceeds of $10.0 million from the sale of excess exchange stock and trading rights.

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

Cash Flows from Financing Activities

Cash used in financing activities was $38.0 million for the nine months ended May 31, 2009, primarily consisting of repayments of outstanding notes payable related to our commodity financing programs as discussed above, offset by proceeds of $25.5 million drawn on our syndicated subordinated debt facility. At May 31, 2009, we had no outstanding notes payable associated with our commodity inventory financing programs.

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

Short-and Long-Term Debt

Credit Facilities. We maintain a number of lines of credit to support operations. A summary of such lines is noted in the following table:

Creditor	Renewal/Expiration Date	Use	Total Commitment Amount at May 31, 2009		Amount Outstanding at May 31, 2009
			(in millions)
Syndicate of lenders (1)	June 23, 2010	Margin Calls	$250.0	(1)	$—
Syndicate of lenders (2)	July 22, 2010	Subordinated Debt for Regulatory Capital	55.0		40.0

Total Syndicate of lenders			305.0		40.0

Fortis Capital Corp.	Demand	Financial Services operations	20.0		—
Other Subordinated Debt	January 31, 2010 and June 30, 2010	Regulatory Capital	1.0		1.0

		Total	$326.0		$41.0

(1)	This represents a syndicated credit facility with a lending syndicate consisting of BMO Capital Markets and Bank of America, N.A. On June 24, 2009, the syndicated margin line credit facility was amended to reduce the commitment amount to $75.0 million and renew the term through June 23, 2010.

(2)	This represents syndicated credit facilities with a lending syndicate consisting of BMO Capital Markets, Bank of America, N.A. and Deere Credit, Inc. on a subordinated debt line.

Subsequent to May 31, 2009, we amended our syndicated margin line credit facility to renew the line of credit availability for funding daily and intraday margin calls at exchanges through June 23, 2010. This amendment also reduced our margin line availability from $250.0 million to $75.0 million, however based on historical use of the previous facility and current market conditions, this reduced amount is sufficient to cover the anticipated needs of our business going forward.

During the three months ended May 31, 2009, our $20.0 million line of credit used for OTC margin expired and was not renewed with CoBank, as our new ownership structure subsequent to our initial public offering no longer meets eligibility requirements for borrowing directly from them. Historically, we have seldom drawn on the previous line in the last four years, to cover intra-day margin calls in highly volatile markets during a period of heavy customer trade volume. The last draw occurred in August 2008 and remained outstanding for a period of three days. We are actively seeking a replacement for this line of credit; however there is no guarantee that we will be able to do so. However, based on current and expected market conditions, and given the current and projected levels of open positions carried by our customers, as well, historical usage levels, management does not believe the expiration of this line will significantly impact our OTC business operations. Additionally, we have the ability to move a substantial amount of open positions to the exchanges, having the effect of transitioning those positions to our FCM.

During the three months ended May 31, 2009, our line of credit facilities with CoBank and Deere Credit, Inc. related to our commodity financing programs expired and were not renewed. The Financial Services segment is not a primary source of revenue or profit, and has historically served as a complement to our C&RM segment. The Financial Services segment continues to maintain a credit facility with Fortis Capital Corp. of $20.0 million, however based on our reduced capacity to borrow and unknown ability to secure additional financing for this segment, our participation in these arrangements could be significantly reduced throughout the remainder of fiscal 2009. However, based on historical impact, management does not believe the expiration of the CoBank and Deere Credit lines, or a reduction in the financing programs, will significantly impact our overall business operations.

All of our credit facilities include financial covenants and the failure to comply with any such covenants, with the exception of our subordinated debt, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of our subordinated debt could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. We were in compliance with all debt covenants as of May 31, 2009.

Other Capital Considerations

Our wholly-owned subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC’s adjusted net capital and minimum net capital requirements at May 31, 2009 were $59.5 million and $41.1 million, respectively.

We incurred a loss realized through our equity investment in FGDI of $2.8 million relating to the settlement by FGDI of a contractual dispute through litigation in June 2009. As a minority investor, we did not have operational control of FGDI and did not have any direct involvement in the disputed commodity contracts, or the settlement proceedings. We are currently exploring a possible sale of our remaining 25% interest in FGDI and have signed a non-binding letter of intent with the majority owner.

During the nine months ended May 31, 2009, the Company contributed $2.4 million to its defined benefit pension plan. Due to the significant disruptions in the financial markets subsequent to August 31, 2008, the value of the plan’s net assets have been negatively impacted. As a result, actual plan asset returns were lower than expected returns, which may result in additional plan contributions to meet minimum funding requirements under U.S laws and regulations. The Company expects to contribute $0.6 million to the plan prior to July 15, 2009.

Agora-X is a development stage entity, formed to create an electronic communications network to help institutional participants achieve strategic advantage in the rapidly growing OTC commodities market. Agora-X launched the first stage of its ECN into production on December 12, 2008. Agora-X has no operating history and has generated a net operating loss since inception. Agora-X is seeking additional third-party equity financing to fund future operation and to provide working capital, however there are no assurances that such additional financing will be consummated or obtained in sufficient amounts.

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

The Company, through FCStone, LLC (“FCStone”), provides clearing and execution of exchange-traded futures and options for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. FCStone is a registered Futures Commission Merchant, clearing on various exchanges. FCStone’s primary source of revenue is commissions derived from executing and clearing orders for commodity futures contracts and options on behalf of its customers. Due to the nature of commodity futures contracts and options, transactions in these financial instruments are performed on a margin basis. In order to manage the risk on these margin transactions, FCStone requires its customers to collateralize their positions by cash and securities, subject to various regulatory and internal margin requirements. Management has considered guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”) as it relates to assets pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated statement of financial condition.

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

In addition, with OTC transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due to a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark to market our positions held with each counterparty on a daily basis. We carry trade credit insurance in amounts in excess of the exposure to each counterparty and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

In applying FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), the Company’s accounting policy is such that open contracts with the same customer or counterparty are netted at the account level, in accordance with master netting arrangements in place with each party, as applicable. FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) amends paragraph 3 of FIN No. 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133. It also amends paragraph 10 of FIN No. 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. In applying FSP 39-1, the Company’s accounting policy is such that rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same counterparty in accordance with the master netting arrangements in place with each counterparty.

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

In accordance with SFAS FSP 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until September 1, 2009.

Cash equivalents, marketable securities and derivative financial instruments are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, U.S. government securities and federal agency obligations, as well as futures and options contracts traded on national exchanges and OTC swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts.

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

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are weather and lumber derivatives. Weather and lumber derivatives are stated at fair value based on dealer quotes. See Note 4 to our consolidated financial statements for a description of the specific financial assets and liabilities reported at fair value

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

During the first and second quarters of fiscal 2009, we recorded an aggregate pre-tax bad debt provision of $106.3 million in connection with losses by a significant energy trading account for which we served as the clearing firm. On March 12, 2009, we transferred substantially all of the positions and liability related to this account to a third party. Between February 28, 2009 and the transfer of the account on March 12, 2009, the account deficit increased by an additional $5.2 million, and we recorded an additional pre-tax bad debt provision in that amount in the three months ended May 31, 2009.

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury backed agency securities, reverse repurchase agreements involving U.S. Treasury backed agency securities or AA rate money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution. We do not use our investment portfolio for trading or speculative purposes. A hypothetical 50 basis point decrease in short-term interest rates would decrease annual pre-tax earnings by $4.0 million, assuming no change in the amount or composition of our cash and cash equivalents and marketable securities.

We attempt to manage interest expense using floating rate debt. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the non-subordinated debt outstanding at May 31, 2009, has a variable interest rate and matures within the next 12 months. Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the related notes receivable is also at a variable rate, therefore effectively mitigating the interest rate risk on that debt. The subordinated debt outstanding at May 31, 2009 has a variable interest rate, and a hypothetical 100 basis point increase in short-term rates would decrease annual pre-tax earnings by $0.4 million, assuming no change in the volume or composition of our outstanding debt.

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

Evaluation of disclosure controls and procedure. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. There were no changes to internal controls over financial reporting that occurred during the three months ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A purported shareholder derivative action was filed against us (solely as a nominal defendant) and certain officers and directors on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. On May 6, 2009, the plaintiffs amended the complaint to allege that we had improperly disclosed the bad debt provision related to an energy trading account. On July 7, 2009, the plaintiffs filed a motion for leave to amend the complaint to allege breaches of fiduciary duties relating to our proposed merger with International Assets Holding Corporation. The litigation is in its early stages, and we believe we have meritorious defenses.

A purported class action lawsuit was filed against us and certain officers and directors on July 8, 2009 in the Circuit Court of Clay County, Missouri, alleging breaches of fiduciary duties and other violations of state law arising from our proposed merger with International Assets Holding Company. The litigation is in its early stages, and we believe we have meritorious defenses.

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

We are currently unable to predict the outcome of the claims discussed and believe their current status does not warrant accrual under the guidance of Statement on Financial Accounting Standards No. 5, Accounting for Contingencies,, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the litigation and assess the need for future accruals.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed on May 12, 2009, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K/A.

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

FCStone Group, Inc.
Registrant

July 10, 2009	By:	/s/ Paul G. Anderson
Paul G. Anderson
Chief Executive Officer

July 10, 2009	By:	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer